Form 10-Q
period 1996-03-31
TJT INC
filed 1996-05-16
CIK 1002577

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                            For the Quarter Ended

                                MARCH 31, 1996

                         Commission File Number 33-98404



                                 T.J.T., INC.
       (Exact name of small business issuer as specified in its charter)

           WASHINGTON                                    82-0333246
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                     Identification No.)

          703 NORTH WASHINGTON, P.O. BOX 278, EMMETT, IDAHO  83617
                  (Address of principal executive offices)

                                (208) 365-5321
                        (Issuer's telephone number)
       ___________________________________________________________________

The registrant's common stock and warrants are registered on the Nasdaq SmallCap Market
______________________________________________________________________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days. Yes [X] No [ ]
______________________________________________________________________________

At March 31, 1996, 3,623,564 shares of the registrant's common stock were outstanding.
______________________________________________________________________________

                                  T.J.T., INC.
                                   FORM 10-QSB
                        THREE MONTHS ENDED MARCH 31, 1996

                                TABLE OF CONTENTS

                         PART I.  FINANCIAL INFORMATION

                                                                       PAGE

Item 1.   Financial Statements

               Statements of Operations for the Six Months
               Ended March 31, 1996 and 1995                            I-1

               Balance Sheet at March 31, 1996 and
               September 30, 1995                                       I-2

               Statements of Cash Flows for the Six
               Months Ended March 31, 1996 and 1995                     I-3

               Notes to Financial Statements                            I-4

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                   I-9



                           PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                             II-1

          Signatures                                                   II-1

                    PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolodated Financial Statements

                            T.J.T., Inc.
                  CONSOLIDATED STATEMENT OF INCOME
            (In thousands except for per-share amounts)
                            (Unaudited)

                                   For the Three Months | For the Six Months
                                      Ended March 31,   |  Ended March 31,
                                   -------------------  | ------------------
                                      1996      1995    |   1996      1995
                                    --------  --------  | --------  --------
Sales (net)                                             |
  Axle and tire sales  . . . . . .  $1,804.6  $1,949.7  | $3,598.1  $4,011.6
  Distribution of vinyl siding . .     209.1     296.0  |    459.4     732.9
  Sales from other products  . . .     526.9     472.9  |  1,245.0   1,039.6
                                    --------  --------  | --------  --------
Total Sales  . . . . . . . . . . .   2,540.6   2,718.6  |  5,302.5   5,784.1
                                                        |
Cost of Goods Sold                   2,074.6   2,237.4  |  4,342.8   4,788.7
                                    --------  --------  | --------  --------
Gross Profit                           466.0     481.2  |    959.7     995.4
                                                        |
  Selling, general and adminis-                         |
    trative expense  . . . . . . .     478.1     392.6  |    945.2     826.1
  Interest expense . . . . . . . .       2.1       9.2  |     11.8      14.5
                                    --------  --------  | --------  --------
Operating Income                       (14.2)     79.4  |      2.7     154.8
                                                        |
  Income on investment property. .      14.1       (.7) |     27.2      (2.2)
  Other income (expense)                52.1      (8.1) |     68.7       6.8
                                    --------  --------  | --------  --------
Income Before Taxes . . . . . . .       52.0      70.6  |     98.6     159.4
                                                        |
  Income taxes . . . . . . . . . .      21.1      28.8  |     40.2      64.7
                                    --------  --------  | --------  --------
Net Income . . . . . . . . . . . .  $   30.9  $   41.8  | $   58.4  $   94.7
                                    ========  ========  | ========  ========
                                                        |
Net Income Per Common Share (a). .  $    .01  $    .02  | $    .02  $    .04
                                    ========  ========  | ========  ========

Notes:

(a) Divided by the weighted average
      number of common shares
      outstanding (000's) of . . .   3,575.2   2,552.7     3,046.5   2,560.4


See accompanying notes to financial statements.

                            T.J.T., Inc.
                           BALANCE SHEETS
                           (In thousands)

                                                    Mar. 31,         Sept. 30
                                                      1996             1995
                            ASSETS                  --------         --------
Current Assets
  Cash and cash equivalents  . . . . . . . . . .    $2,564.9           $     .9
  Accounts and notes receivable  . . . . . . . .       797.2              872.2
  Inventories  . . . . . . . . . . . . . . . . .     1,945.5            1,741.3
  Prepaid expenses and other current assets. . .       208.5              125.2
                                                    --------           --------
    Total Current Assets . . . . . . . . . . . .     5,516.1            2,739.6

Investments and Long-Term Receivables. . . . . .       363.1              298.5

Properties, Plants and Equipment . . . . . . . .       959.0              928.5
Less: Accumulated Depreciation . . . . . . . . .       469.4              422.5
                                                    --------           --------
Net Properties, Plants and Equipment . . . . . .       489.6              506.0

Land Held for Investment . . . . . . . . . . . .       478.6               --
Deferred Charges and Other Assets. . . . . . . .         2.1                2.1
                                                    --------           --------
    Total Assets . . . . . . . . . . . . . . . .    $6,849.5           $3,546.2
                                                    ========           ========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt  . . . . . . . . . . . . . . .    $   25.9           $  406.1
  Accounts payable . . . . . . . . . . . . . . .       402.9              470.2
  Accrued liabilities and deferred income  . . .       104.2              136.8
  Income taxes payable . . . . . . . . . . . . .        --                 34.4
                                                    --------           --------
    Total Current Liabilities. . . . . . . . . .       533.0            1,047.5

Long-Term Debt . . . . . . . . . . . . . . . . .       128.9               58.1
Deferred Credits and Other Noncurrent Obligations      105.5               92.3
Deferred Income Taxes  . . . . . . . . . . . . .        31.8               31.8
                                                    --------           --------
    Total Liabilities  . . . . . . . . . . . . .       799.2            1,229.7
                                                    --------           --------
Shareholders' Equity
  Common stock -- $0.001 par value; shares
    authorized: 15,000,000; shares issued:
    3,623,564 at March 31, 1996 and
    2,200,000 at September 30, 1995  . . . . . .         3.6                2.2
  Common stock warrants  . . . . . . . . . . . .       113.0               --
  Capital surplus . . . . . . .  . . . . . . . .     4,405.4              844.4
  Earnings retained in the business  . . . . . .     1,998.3            1,939.9
  Stock subscriptions receivable . . . . . . . .      (470.0)            (470.0)
                                                    --------           --------
  Total Shareholders' Equity . . . . . . . . . .     6,050.3            2,316.5
                                                    --------           --------
  Total Liabilities and Shareholders' Equity . .    $6,849.5           $3,546.2
                                                    ========           ========

See accompanying notes to financial statements.
                                  I-2

                            T.J.T., Inc.
                       STATEMENT OF CASH FLOWS
                           (In thousands)
                            (Unaudited)

                                                  For the Six Months
                                                    Ended March 31,
                                                 ----------------------
                                                    1996         1995
                                                 ---------    ---------
Cash Flows from Operating Activities
  Net income . . . . . . . . . . . . . . . . .   $    58.4    $    94.7
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation  . . . . . . . . . . . . . .        62.1         57.3
     Gain - sale of assets . . . . . . . . . .       (31.2)         (.6)
     Decrease in receivables . . . . . . . . .        82.4        110.0
     Increase in inventory . . . . . . . . . .      (204.2)        (9.2)
     Increase in prepaid expenses  . . . . . .       (83.3)      (114.6)
     Decrease in accounts payable  . . . . . .       (74.3)      (106.9)
     Other . . . . . . . . . . . . . . . . . .       (59.5)       (25.4)
                                                 ---------    ---------
Net Cash Used for Operating Activities . . . .      (249.6)         5.3
                                                 ---------    ---------
Cash Flows from Investing Activities
  Land purchased for investment  . . . . . . .      (326.9)        --
  Net loans (made), received . . . . . . . . .        (2.4)       108.8
  Other  . . . . . . . . . . . . . . . . . . .       (36.4)       (67.9)
                                                 ---------    ---------
Net Cash Used for Investment Activities  . . .      (365.7)        40.9
                                                 ---------    ---------
Cash Flows from Financing Activities
  Proceeds from debt . . . . . . . . . . . . .     1,399.7      4,774.7
  Payments on debt . . . . . . . . . . . . . .    (1,895.7)    (4,850.6)
  Net stock and warrant transactions . . . . .     3,675.3         10.7
                                                 ---------    ---------
Net Cash Provided by Financing Activities  . .     3,179.3        (65.2)
                                                 ---------    ---------

Net Increase (Decrease) in Cash  . . . . . . .     2,564.0        (19.0)
Cash and Equivalents at Beginning of Period. .          .9         19.2
                                                 ---------    ---------
Cash and Equivalents at End of Period  . . . .   $ 2,564.9    $      .2
                                                 =========    =========
Supplemental Disclosures of Cash Flow
  Information
    Interest paid  . . . . . . . . . . . . . .   $    17.8    $    17.2
    Income taxes paid  . . . . . . . . . . . .   $    83.8    $   130.1

Noncash Transactions Are as Follows:
  Acquisition of land* by assumption of debt .   $   186.5    $    --
  Sale of land* by issuance of note. . . . . .   $    66.5    $    34.0
  Deferred gain on sale of land* . . . . . . .   $    25.0    $    16.0
  Sale of common stock by issuance of note . .   $    --      $   470.0
  Sale of equipment by issuance of note. . . .   $     3.0    $    --
    * Land held for investment

See accompanying notes to financial statements.
                                  I-3

                                T.J.T., Inc.
                      NOTES TO FINANCIAL STATEMENTS
               (All dollar amounts are stated in thousands)


  1.Unaudited Interim Financial Statements

    In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of T.J.T., Inc. and the results of operations and cash flows.

    This report on 10-QSB for the quarter ended March 31, 1996, should be read in conjunction with the Company's Annual Report to Shareholders for the year ended September 30, 1995 and the Initial Public Offering Prospectus dated December 22, 1995.


  2.Cash and Cash Equivalents

    For purposes of the statement of cash flows, the Company considers all short-term debt securities with a maturity of three months or less to be cash equivalents.

                                               March 31, September 30,
      (Thousands of dollars)                       1996          1995
      -----------------------------------------------------------------
      Cash                                      $  539.5      $     .9
      Time certificate of deposit, annual
       percentage yield of 5.64%, due
       May 1996                                  2,025.4          --
                                                --------      --------
                                                $2,564.9      $     .9
                                                ========      ========

  3.Inventories

    Inventories are stated at the lower of cost (first-in, first-out and average cost methods) or market.

    Inventories consist of the following:

                                               March 31, September 30,
      (Thousands of dollars)                       1996          1995
      -----------------------------------------------------------------
      Raw materials                             $  204.6      $  292.6
      Finished goods                               659.4         416.7
      New merchandise                            1,081.5       1,032.0
                                                --------      --------
                                                $1,945.5      $1,741.3
                                                ========      ========

    Notes to Financial Statements continued

  4.Property, Plant and Equipment

    Property, plant and equipment is stated on the basis of cost.
    Depreciation is computed by the straight-line method for financial purposes.

    Property, plant and equipment consists of the following:

                                               March 31, September 30,
      (Thousands of dollars)                       1996          1995
      -----------------------------------------------------------------
      Land and buildings                        $  119.1      $  117.0
      Leasehold improvements                       102.1         101.9
      Furniture and equipment                      339.2         329.3
      Vehicles and trailers                        398.6         380.3
                                                --------      --------
                                                   959.0         928.5
      Less accumulated depreciation               (469.4)       (422.5)
                                                --------      --------
                                                $  489.6      $  506.0
                                                ========      ========

 5. Notes Receivable

    The Company extends credit to employees, related parties, and other individuals. Employee and related party notes relate primarily to vehicle loans in which the vehicle serves as collateral. Loans to other individuals consist primarily of deeds of trust from the sale of investment property to individuals in Emmett, Idaho. The under-lying property serves as collateral for the note.

    Notes receivable consist of the following:

                                               March 31, September 30,
      (Thousands of dollars)                       1996          1995
      -----------------------------------------------------------------
      Current Notes
        Notes from employees                    $    6.6      $   15.8
        Other Notes secured by vehicles             53.3          37.1
        Notes secured by investment property       125.0          64.7

      Past Due Notes
        Note from related party secured by Company
         stock, monthly payments of $1,385 includ-
         ing interest at 12.22%, due February 1997.
         As of March 31, 1996, note was 4 payments
         past due totalling $5,539. Initial public
         offering has delayed sale of stock
         required to make payment.                  20.0          21.5

    Notes to Financial Statements continued

    Notes Receivable continued

                                               March 31, September 30,
                                                   1996          1995
                                               -----------------------
        Note secured by investment property,
         monthly payments of $449 including
         interest at 10%, due May 2005. As of
         March  31, 1996, note was 5 payments
         past due totalling $2,247.                 34.8          33.6

        Note secured by investment property,
         monthly payments of $365 including
         interest at 10%, due June 2010. As of
         March 31, 1996, note was 3 payments
         past due totalling $1,096.                 34.4          34.2

        Note secured by investment property,
         monthly payments of $489 including
         interest at 10%, due June 2005. As of
         March 31, 1996, note was 8 payments
         past due totalling $3,912. On April
         17, 1996, property was transferred
         to an unrelated third party under a
         new deed of trust.                         39.2          37.3

        Note secured by investment property,
         monthly payments of $600 for 1 year
         and $879 monthly for the term of
         the note including interest at 10%,
         due August 2025. As of March 31, 1996,
         note was 2 1/2 payments past due
         totalling $1,500.                         100.4          97.6
                                                --------      --------
                                                   413.7         341.8
      Less current portion                         (50.6)        (43.3)
                                                --------      --------
                                                $  363.1      $  298.5
                                                ========      ========

  6.Accrued Liabilities and Deferred Income

                                               March 31, September 30,
      (Thousands of dollars)                       1996          1995
      -----------------------------------------------------------------
      Accrued salaries and wages                $   47.5      $   46.1
      Accrued payroll taxes and benefits            38.7          66.9
      Accrued sales and property taxes               5.7           9.5
      Accrued expenses - other                       8.4           9.8
      Deferred income - current portion              3.9           4.5
                                                --------      --------
                                                $  104.2      $  136.8
                                                ========      ========

    Notes to Financial Statements continued

  7.Long-term Debt

                                               March 31, September 30,
      (Thousands of dollars)                       1996          1995
      -----------------------------------------------------------------
      Note payable to bank under a revolv-
       ing line of credit; $700,000 due
       January 24, 1997 at prime + 1%,
       secured by receivables and
       inventories.                             $   --        $  377.1

      Note to individual for purchase of
       investment property, monthly
       payments of $860 including interest
       at 8%, due February 2011, secured
       by land held for investment.                 90.1          --

      Note to partnership, in which the
       President of the Company has an
       interest, for purchase of invest-
       ment property, monthly payments of
       $564 including interest at 8%,
       due October 2005.                            45.4          --

      Non-interest bearing note to
       insurance agency for purchase of
       liability insurance, due October 1996.       19.3          --

      Note to individual for purchase of
       investment property, monthly
       payments of $404 plus additional
       $1,200 each March including interest
       at 9%, due November 2014, secured
       by land held for investment.                 --            55.0

      Note to individual for purchase of
       investment property, monthly
       payments of $2,403 including interest
       at 8%, due July 1998, secured by
       land held for investment.                    --            32.1
                                                --------      --------
                                                   154.8         464.2
      Less current portion                         (25.9)       (406.1)
                                                --------      --------
                                                $  128.9      $   58.1
                                                ========      ========

    Notes to Financial Statements continued

  8.Earnings Per Share

    Net income per share of Common Stock is computed by dividing net income applicable to common stockholders by the weighted average number of shares outstanding during each period presented, as adjusted for the effects of the application of Securities and Exchange Commission Staff Accounting Bulletin No.83 ("SAB No.83"). Pursuant to SAB No.83, Common Stock issued within one year of the public offering, December 22, 1995, at a price less than the public offering price is treated as outstanding for all periods presented. Accordingly, 32,001 shares of Common Stock issued to the 401(k) plan during the period January 1, 1995 through Sep-tember 30, 1995, 6,912 shares issued on June 30, 1995, and
    400,000 shares issued on January 31, 1995, have been treated as outstanding for all periods presented.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

All period references are to the six month and the three month periods ended March 31, 1996 and March 31, 1995, unless otherwise indicated. Quarterly financial results may not be indicative of the financial results for any future period. All tabular dollar amounts are stated in thousands.

Net income for the first six months of fiscal 1996 was $58,387, or $.02 per weighted average share, on net sales of $5,302,512. For the first six months of fiscal 1995, net income was $94,676, or $.04 per weighted average share, on net sales of $5,784,060.

Net income for the quarter ended March 31, 1996 was $30,861, or $.01 per weighted average share, on net sales of $2,540,624. For the comparable quarter ended March 31, 1995, net income was $41,821, or $.02 per weighted average share, on net sales of $2,718,621.

The Company's three major customers for axles and tires are Guerdon Homes, Marlette Homes and Fleetwood Homes of Idaho which accounted for 15.6% , 13.9% and 11.5% of total sales for the first six months of fiscal 1996, respectively.

On January 25, 1996, Guerdon Homes, Inc. entered into a definitive agreement to be acquired by American Homestar Corporation (NASDAQ-HSTR). T.J.T., Inc. supplies axles and tires to two of Guerdon's factories located in Boise, Idaho and in Stayton, Oregon. To assist American Homestar's restructuring of Guerdon's operations, the Company agreed to defer $29,952 and $38,765 of receivables due February 29, 1996 from Guerdon's Boise and Stayton factories, respectively. These deferred balances are to be paid at the rate of 15% on each of March 30, April 30, May 30, June 30 and July 30, with the balance of 25% due on August 30, 1996. The first two installments were paid on schedule in March and April.

Cash flows used for operating activities increased during the first half of fiscal 1996 primarily due to increases in axle and tire inventories. Periods of reduced sales cause the Company's inventory to grow when these recycling items are not on manufactured homes parked on dealer or factory lots.

RESULTS OF OPERATIONS:

The following table sets forth the operating data of the Company as a percentage of net sales for the periods indicated below:

                         3 Months Ended March 31,    6 Months Ended March 31,
                           1996          1995           1996          1995
                           -----         -----          -----         -----
                             %             %              %             %
                           -----         -----          -----         -----
Net Sales                  100.0         100.0          100.0         100.0
Axle and Tire Sales         71.0          71.7           67.9          69.3
Distribution of Siding       8.2          10.9            8.7          12.7
Other Housing Products      20.8          17.4           23.4          18.0
Gross Profit                18.3          17.7           18.1          17.2
Operating Expense           18.9          14.8           18.0          14.5
Operating Income             (.6)          2.9             .1           2.7
Other Income (Expense)       2.6           (.3)           1.8            .1
Income before Tax             .2           2.6            1.9           2.8

Total sales decreased $481,548 for the six months ended March 31, 1996 to $5,302,512 from $5,784,060 for the same period ended March 31, 1996. Total sales for the second quarter ended March 31, 1996 decreased $177,997 to $2,540,624 from $2,718,621 for the same quarter of fiscal 1995. The siding department of the Company's Oregon division was closed during the third quarter of fiscal 1995 resulting in a reduction of sales on a comparative basis for the six months and quarter ended March 31, 1996 of $211,947 and $79,777 respectively. The impact of extreme weather conditions in the Northwest extended into mid-March. Flooding in Oregon, Washington and Northern Idaho as well as heavy snowfall in Utah slowed sales of new manufactured homes because dealers were unable to move units to home sites. Related sales of skirting, anchors and piers suffered as well. The weather effect appears to have subsided as sales for the month of April, 1996 have increased $255,276 or 28.8% to approximately $1,142,000 from $886,724 in April, 1995

The Company's gross profit for the six months ended March 31, 1996 was $959,672, down $35,717 or 3.6% from the same period in 1995. Gross profit for the quarter ended March 31, 1996 was $465,968 down $15,205 or 3.2% from the second quarter of 1995. Efforts to regain margin through control of the cost of used axles and tires purchased was evident as the margin for the six month reporting period rose 5.2% to 18.1% from 17.2% for the previous year.


Operating expense for the first six months of fiscal 1996 increased $119,089 to $945,189 from $826,100. Expenses related to sales declined $17,846 or 3.2%. Administrative expense increased $103,817 which is a direct result of the Company's initial public offering of common stock which was completed the first week of January, 1996. The investment property management department created in October, 1995 accounted for the balance of the increase, $33,118.

Operating expense for the second quarter of fiscal 1996 increased $85,585 over the same quarter of 1995. Sales expenses increased $7,957, investment property expenses were $21,966 and administrative expense rose $55,662. Again, the administrative increased was due to the initial public offering.

As a result of the above factors, operating income for the first six months of fiscal 1996 was $2,686 and for the second quarter was a loss of $14,240. Operating income for the same two periods of 1995 were $154,833 and $79,434, respectively.

During the first six months of 1996, the Company generated other income of $95,924 compared to $4,605 for the first six months of 1995. Interest income of $61,939 rose from $8,622 accounting for 58.4% of the total increase. The sale of investment property and certain fixed assets made up the balance.

Other income for the second quarter was $66,172 up $75,013 from $(8,841) for the corresponding quarter of 1995. $43,988 of this increase was interest income. Investment property activity accounted for $13,337 of the balance.

All of the factors previously stated caused a decline in net income for the first six months of 1996 of $36,289 to $58,387 and a decline for the second quarter of 1996 of $10,960 to $30,861.


LIQUIDITY AND CAPITAL RESOURCES:

Historically, the Company's principal sources of liquidity has been retained earnings from operations as well as borrowings under a revolving line of credit with a bank and purchase money mortgage loans.

The Company has a $700,000 maximum bank line of credit secured by designated percentages of eligible accounts receivable and inventories. At March 31, 1996 the balance of the line was $-0-, having been paid off in January, 1996 from the proceeds of the Initial Public Offering. The outstanding balance on March 31, 1995 was $212,823. The retirement of the operating line will result in a savings in interest expense of approximately $21,000 for the fiscal year 1996. The operating line remains open and available, if necessary, at a rate of prime +1%, and matures January 24, 1997.

In October, 1995, the Company received an aggregate of $326,800 from the sale of 323,564 shares of its Common Stock and 3,235,644 Private Placement Warrants in the 1995 Private Placement. The Private Placement Warrants are exercisable at $4.00 per share (subject to adjustment pursuant to the anti-dilution provisions thereof) until October 5, 2000, when the Private Placement Warrants expire.

In January, 1996, the Company received $3,437,709, net of expenses, from the sale of 1,100,000 shares of Common Stock and 1,265,000 Common Stock Purchase Warrants through an Initial Public Offering. The shares of Common Stock were sold at $4.00 per share and the Common Stock Purchase Warrants at $.10 each. Toluca Pacific Securities Corporation acted as underwriter for the offering.

$2,000,000 from the proceeds of the Initial Public Offering was used to purchase a time certificate of deposit, at an annual percentage yield of 5.64%, due May, 1996. The balance of this deposit account was $2,025,422 on March 31, 1996. This investment is being maintained in a short-term account to fund the Company's proposed expansion plans.

$506,823 from the proceeds of the Initial Public Offering was carried in a cash management account on March 31, 1996. This account is used to cover the fluctuating daily operating requirements of the Company in place of the former operating line. The interest rate on this account, which fluctuates daily, was 5.25% on March 31, 1996 and generated $7,470 in interest income during the quarter ended March 31, 1996.

Three notes related to land held for investment were retired, prior to maturity, during the quarter ended March 31, 1996. These were a $24,915 note at 8% interest due July, 1998, and $50,000 note at 9% interest due December, 2000, and a $53,740 note at 9% interest due November, 2014. The resulting savings in interest expense is $6,556 for the balance of fiscal year, 1996 plus $1,088 in principal discount.

During the second quarter of fiscal 1996, the Company purchased two parcels of investment property. One parcel of 43 acres was purchased for $120,000:
$30,000 cash and a note payable for $90,000 with monthly payments of $860, including interest at 8% due February, 2011. The second parcel, purchased for $230,000 cash, is a 25 acre orchard and home. The orchard equipment was subsequently sold at auction generating a profit of $8,954 and reducing the book value of the property to $200,003.

PART II.  OTHER INFORMATION

ITEM 6.   (a)  No reports on Form 8-K




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              T.J.T., INC.



Date:      May 10, 1996         /s/ Andy C. Doll
     -----------------------  -------------------------------------------------
                              Andy C. Doll, Vice-President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)