Form 10QSB
period 1996-06-30
TJT INC
filed 1996-08-09
CIK 1002577

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

                                    JUNE 30, 1996

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

         -------------------------------------------------------------------
       The registrant's common stock and warrants are registered on the Nasdaq
                                   SmallCap Market

- ------------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days. Yes [X] No [ ]

- ------------------------------------------------------------------------------
At June 30, 1996, 3,623,564 shares of the registrant's common stock were outstanding.

- ------------------------------------------------------------------------------

                                     T.J.T., INC.
                                     FORM 10-QSB
                                    JUNE 30, 1996

                                  TABLE OF CONTENTS

                            PART I.  FINANCIAL INFORMATION

                                                                          PAGE

Item 1.  Financial Statements

              Statements of Operations for the Nine Months
              Ended June 30, 1996 and 1995                                I-1

              Balance Sheet at June 30, 1996 and
              September 30, 1995                                          I-2

              Statements of Cash Flows for the Nine
              Months Ended June 30, 1996 and 1995                         I-3

              Notes to Financial Statements                               I-4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        I-8



                             PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 II-1

         Signatures                                                       II-1

                                         -I-

                            PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                                     T.J.T., Inc.
                          CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except for per share amounts)
                                     (Unaudited)

                                   FOR THE THREE MONTHS  | FOR THE NINE MONTHS
                                      ENDED JUNE 30,     |    ENDED JUNE 30,
                                    -------------------  | --------------------
                                       1996      1995    |   1996        1995
                                     --------  --------  | --------    --------
Sales (net)                                              |
  Axle and tire sales  . . . . . .   $2,357.0  $2,035.1  | $5,955.1    $6,046.7
  Distribution of vinyl siding . .      337.8     317.8  |    797.2     1,050.7
  Sales from other products  . . .      786.9     696.7  |  2,031.9     1,736.3
                                     --------  --------  | --------    --------
Total Sales  . . . . . . . . . . .    3,481.7   3,049.6  |  8,784.2     8,833.7
                                                         |
Cost of Goods Sold                    2,883.1   2,570.7  |  7,225.9     7,359.4
                                     --------  --------  | --------    --------
Gross Profit                            598.6     478.9  |  1,558.3     1,474.3
                                                         |
  Selling, general and adminis-                          |
    trative expense  . . . . . . .      500.9     419.4  |  1,446.1     1,245.5
  Interest expense . . . . . . . .         .6       8.7  |     12.4        23.2
                                     --------  --------  | --------    --------
Operating Income                         97.1      50.8  |     99.8       205.6
                                                         |
  Income on investment property. .        4.0      17.1  |     31.2        14.9
  Other income (expense)                 49.1      (1.6) |    117.8         5.2
                                     --------  --------  | --------    --------
Income Before Taxes . . . . . . ..      150.2      66.3  |    248.8       225.7
                                                         |
  Income taxes . . . . . . . . . .       59.0      27.2  |     99.2        91.9
                                     --------  --------  | --------    --------
Net Income . . . . . . . . . . . .   $   91.2  $   39.1  | $  149.6    $  133.8
                                     --------  --------  | --------    --------
                                     --------  --------  | --------    --------

Net Income Per Common Share (a). .   $    .03  $    .02  | $    .05    $    .06
                                     --------  --------  | --------    --------
                                     --------  --------  | --------    --------

Notes:

(a) Divided by the weighted average
      number of common shares
      outstanding (000's) of . . .    3,623.6   2,218.3     3,298.4     2,230.6




See accompanying notes to financial statements.

                                     T.J.T., Inc.
                                    BALANCE SHEETS
                                    (in thousands)        JUNE 30,     SEPT.30,
                                                            1996         1995
                                        ASSETS            ----------   --------
Current Assets                                            (UNAUDITED)
  Cash and cash equivalents  . . . . . . . . . .          $  2,502.8   $     .9
  Accounts and notes receivable  . . . . . . . .               995.7      872.2
  Inventories  . . . . . . . . . . . . . . . . .             1,812.5    1,741.3
  Prepaid expenses and other current assets. . .               165.5      125.2
                                                          ----------   --------
    Total Current Assets . . . . . . . . . .  . .            5,476.5    2,739.6

Investments and Long-Term Receivables. . . . . .               445.1      298.5

Property, Plant and Equipment. . . . . . . . . .             1,000.9      928.5
Less: Accumulated Depreciation . . . . . . . . .               497.8      422.5
                                                          ----------   --------
Net Property, Plant and Equipment. . . . . . . .               503.1      506.0

Land Held for Investment . . . . . . . . . . . .               451.8       --
Deferred Charges and Other Assets. . . . . . . .                 2.1        2.1
                                                          --------     --------
    Total Assets . . . . . . . . . . . . . . . .          $  6,878.6   $3,546.2
                                                          ----------   --------
                                                          ----------   --------

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt  . . . . . . . . . . . . . . .          $     11.1   $  406.1
  Accounts payable . . . . . . . . . . . . . . .               522.6      470.2
  Accrued liabilities and deferred income  . . .               125.0      136.8
  Income taxes payable . . . . . . . . . . . . .                 8.3       34.4
                                                          ----------   --------
    Total Current Liabilities. . . . . . . . . .               667.0    1,047.5

Long-Term Debt . . . . . . . . . . . . . . . . .              --           58.1
Deferred Credits and Other Noncurrent Obligations              123.8       92.3
Deferred Income Taxes  . . . . . . . . . . . . .                31.8       31.8
                                                          ----------   --------
    Total Liabilities  . . . . . . . . . . . . .               822.6    1,229.7
                                                          ----------   --------
Shareholders' Equity
  Common stock -- $0.001 par value; shares
    authorized: 15,000,000; shares issued:
    3,623,564 at June 30, 1996 and
    2,200,000 at September 30, 1995  . . . . . .                 3.6        2.2
  Common stock warrants  . . . . . . . . . . . .               113.0       --
  Capital surplus . . . . . . .  . . . . . . . .             4,320.0      844.4
  Earnings retained in the business  . . . . . .             2,089.4    1,939.9
  Stock subscriptions receivable . . . . . . . .              (470.0)    (470.0)
                                                          ----------   --------
  Total Shareholders' Equity . . . . . . . . . .             6,056.0    2,316.5
                                                          ----------   --------
  Total Liabilities and Shareholders' Equity . .          $  6,878.6   $3,546.2
                                                          ----------   --------
                                                          ----------   --------
See accompanying notes to financial statements.

                            T.J.T., Inc.
                       STATEMENTS OF CASH FLOWS
                           (In thousands)                 FOR THE NINE MONTHS
                            (Unaudited)                      ENDED JUNE 30,
                                                         ----------------------
                                                            1996         1995
                                                         ---------    ---------
Cash Flows from Operating Activities
  Net income . . . . . . . . . . . . . . . . .           $   149.6    $   133.8
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation  . . . . . . . . . . . . . .                94.3         89.2
     Gain on sale of assets  . . . . . . . . .                (7.9)       (12.8)
     Change in receivables . . . . . . . . . .              (139.9)        (8.7)
     Change in inventory . . . . . . . . . . .               (71.1)        52.7
     Change in prepaid expenses  . . . . . . .               (40.3)      (110.2)
     Change in accounts payable  . . . . . . .                52.4        (91.8)
     Other . . . . . . . . . . . . . . . . . .               (37.4)       (29.3)
                                                         ---------    ---------
Net Cash (Used for) Operating Activities . . .                 (.3)        22.9
                                                         ---------    ---------
Cash Flows from Investing Activities
  Land purchased for investment  . . . . . . .              (330.2)       (25.2)
  Net loans (made), received . . . . . . . . .               (13.9)       111.4
  Additions to property and equipment. . . . .               (95.7)      (183.7)
  Other  . . . . . . . . . . . . . . . . . . .                (8.2)        15.0
                                                         ---------    ---------
Net Cash Used for Investment Activities  . . .              (448.0)       (82.5)
                                                         ---------    ---------
Cash Flows from Financing Activities
  Proceeds from debt . . . . . . . . . . . . .             1,401.9      5,895.5
  Payments on debt . . . . . . . . . . . . . .            (2,041.6)    (5,864.6)
  Net stock and warrant transactions . . . . .             3,589.9         10.7
                                                         ---------    ---------
Net Cash Provided by Financing Activities  . .             2,950.2         41.6
                                                         ---------    ---------

Net Increase (Decrease) in Cash  . . . . . . .             2,501.9        (18.0)
Cash and Equivalents at Beginning of Period. .                  .9         19.2
                                                         ---------    ---------
Cash and Equivalents at End of Period  . . . .           $ 2,502.8    $     1.2
                                                         ---------    ---------
                                                         ---------    ---------
Supplemental Disclosures of Cash Flow
  Information
    Interest paid  . . . . . . . . . . . . . .           $    20.6    $    27.5
    Income taxes paid  . . . . . . . . . . . .           $   125.3    $   136.4

Noncash Transactions Are as Follows:
  Acquisition of land by assumption of debt. .           $   186.5    $    55.0
  Sale of land by issuance of note . . . . . .           $   116.3    $   200.0
  Deferred gain on sale of land. . . . . . . .           $    43.2    $    95.1
  Sale of common stock by issuance of note . .           $    --      $   470.0
  Sale of equipment by issuance of note. . . .           $     3.0    $     6.8
  Acquisition of land through foreclosure. . .           $    35.4    $    --

See accompanying notes to financial statements.

                                     T.J.T., Inc.
                            NOTES TO FINANCIAL STATEMENTS



  1.Unaudited Interim Financial Statements

    In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of T.J.T., Inc. (the Company) and the results of operations and cash flows.

    This report on 10-QSB for the quarter ended June 30, 1996, should be read in conjunction with the Company's Annual Report to Shareholders for the year ended September 30, 1995 and the Initial Public Offering Prospectus dated December 22, 1995.


  2.Cash and Cash Equivalents

    For purposes of the statement of cash flows, the Company considers all short-term debt securities with a maturity of three months or less to be cash equivalents.

                                                 JUNE 30,         SEPTEMBER 30,
      (THOUSANDS OF DOLLARS)                        1996                  1995
      -------------------------------------------------------------------------
      Cash                                       $  198.8              $     .9
      Time certificates of deposit:
       5.50% annual yield, due July 1996          2,053.3                 --
       5.27% annual yield, due September 1996       250.7                 --
                                                 --------              --------
                                                 $2,502.8              $     .9
                                                 --------              --------
                                                 --------              --------

  3.Inventories

    Inventories are stated at the lower of cost (first-in, first-out and average cost methods) or market.

    Inventories consist of the following:

                                                 JUNE 30,         SEPTEMBER 30,
      (THOUSANDS OF DOLLARS)                        1996                  1995
      -------------------------------------------------------------------------
      Raw materials                              $  325.8              $  292.6
      Finished goods                                491.6                 416.7
      New merchandise                               995.1               1,032.0
                                                 --------              --------
                                                 $1,812.5              $1,741.3
                                                 --------              --------
                                                 --------              --------

    NOTES TO FINANCIAL STATEMENTS CONTINUED                       T.J.T., INC.

  4.Property, Plant and Equipment

    Property, plant and equipment is stated on the basis of cost.
    Depreciation is computed by the straight-line method over the estimated useful life of each asset.

    Property, plant and equipment consists of the following:

                                                 JUNE 30,         SEPTEMBER 30,
      (THOUSANDS OF DOLLARS)                        1996                  1995
      -------------------------------------------------------------------------
      Land and buildings                         $  119.5              $  117.0
      Leasehold improvements                        102.1                 101.9
      Furniture and equipment                       341.9                 329.3
      Vehicles and trailers                         437.4                 380.3
                                                 --------              --------
                                                  1,000.9                 928.5
      Less accumulated depreciation                (497.8)               (422.5)
                                                 --------              --------
                                                 $  503.1              $  506.0
                                                 --------              --------
                                                 --------              --------

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

    Notes receivable consist of the following:

                                                 JUNE 30,         SEPTEMBER 30,
      (THOUSANDS OF DOLLARS)                        1996                  1995
      -------------------------------------------------------------------------
      Current Notes
        Notes from employees                     $   5.3                $  15.8
        Other Notes secured by vehicles             48.3                   37.1
        Notes secured by investment property       199.7                   64.7

      Past Due Notes
        Note from related party secured by Company
         stock, monthly payments of $1,385 includ-
         ing interest at 12.22%, due February 1997.
         As of June 30, 1996, note was past due.
         Initial public offering has delayed sale
         of stock required to make payments. As of
         August 1, 1996, the note was current under
         restructured monthly payments of $6,018.   31.1                   21.5

    NOTES TO FINANCIAL STATEMENTS CONTINUED                       T.J.T., INC.

    NOTES RECEIVABLE CONTINUED
                                                 JUNE 30,         SEPTEMBER 30,
                                                    1996                  1995
                                                  -----------------------------
        Note secured by investment property,
         monthly payments of $365 including
         interest at 10%, due June 2010. As of
         June 30, 1996, note was 4 payments
         past due totalling $1,327.                  35.2                  34.2



        Note secured by investment property,
         monthly payments of $600 for 1 year
         and $879 monthly for the term of
         the note including interest at 10%,
         due August 2025. As of June 30, 1996,
         note was 4 1/4 payments past due
         totalling $2,550.                          102.2                  97.6

        Note secured by investment property,
         monthly payments of $468 including
         interest at 10%, due February 2016.
         As of June 30, 1996, note was 4
         payments past due totalling $1,872.         50.2                  --

        Note secured by investment property,
         monthly payments of $449 including
         interest at 10%, due May 2005. In
         May 1996, the property was foreclosed
         and resold.                                 --                    33.6

        Note secured by investment property,
         monthly payments of $489 including
         interest at 10%, due June 2005. In
         April 1996, the property was resold.        --                    37.3
                                                 --------              --------
                                                    472.0                 341.8
      Less current portion                          (26.9)                (43.3)
                                                 --------              --------
                                                 $  445.1              $  298.5
                                                 --------              --------

  6.Accrued Liabilities and Deferred Income

                                                 JUNE 30,         SEPTEMBER 30,
      (THOUSANDS OF DOLLARS)                        1996                  1995
      -------------------------------------------------------------------------
      Accrued salaries and wages                 $   67.9              $   46.1
      Accrued payroll taxes and benefits             35.4                  66.9
      Accrued sales and property taxes               12.2                   9.5
      Accrued expenses - other                        5.5                   9.8
      Deferred income - current portion               4.0                   4.5
                                                 --------              --------
                                                 $  125.0              $  136.8
                                                 --------              --------
                                                 --------              --------

    NOTES TO FINANCIAL STATEMENTS CONTINUED                      T.J.T., INC.

  7.Long-term Debt

                                                 JUNE 30,         SEPTEMBER 30,
      (THOUSANDS OF DOLLARS)                        1996                  1995
      -------------------------------------------------------------------------
      Non-interest bearing note to
       insurance agency for purchase of
       insurance, due October 1996.              $   11.1              $   --

      Note payable to bank under a revolv-
       ing line of credit; $700,000 due
       January 24, 1997 at prime + 1%,
       secured by receivables and
       inventories.                                  --                   377.1

      Note to individual for purchase of
       investment property, monthly
       payments of $404 plus additional
       $1,200 each March including interest
       at 9%, due November 2014, secured
       by land held for investment.                  --                    55.0

      Note to individual for purchase of
       investment property, monthly
       payments of $2,403 including interest
       at 8%, due July 1998, secured by
       land held for investment.                     --                    32.1
                                                 --------              --------
                                                     11.1                 464.2
      Less current portion                          (11.1)               (406.1)
                                                 --------              --------
      Total long-term debt                       $   --                $   58.1
                                                 --------              --------
                                                 --------              --------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

All period references are to the nine month and the three month periods ended June 30, 1996 and June 30, 1995, unless otherwise indicated. Quarterly financial results may not be indicative of the financial results for any future period. All tabular dollar amounts are stated in thousands.

Net income for the first nine months of fiscal 1996 was $149,573 or $.05 per weighted average share, on net sales of $8,784,225. For the first nine months of fiscal 1995, net income was $133,785, or $.06 per weighted average share, on net sales of $8,833,666. Per share earnings for fiscal 1996 declined as a result of an increase in average shares outstanding to 3,298,381 from 2,230,604 for the same period in 1995. Share growth is a direct result of the initial public offering in December 1995.

Net income for the quarter ended June 30, 1996 was $91,186, or $.03 per weighted average share, on net sales of $3,481,713. For the comparable quarter ended June 30, 1995, net income was $39,109, or $.02 per weighted average share, on net sales of $3,049,606

During the third quarter of fiscal year 1996, the Company signed letters of intent to merge with two existing reconditioning facilities on the West coast. The merger with Bradley Enterprises, Inc. of Centralia, Washington, with approximately $12 million in annual sales, should be completed during the fourth quarter of our fiscal year. The proposed purchase of Leg-it Tire Co., Inc., located near Sacramento, California, with approximately $6 million in annual sales, is still pending.

The letters of intent call for a payment of $500,000 in cash and 940,000 shares of Company stock to Bradley Enterprises, Inc. and an approximate payment of $600,000 in cash and 139,800 of Company stock to Leg-it Tire Co., Inc.


The combination of the three companies should result in significant economies of scale and improved profit margins for T.J.T., Inc. It will make T.J.T., Inc. the largest axle and tire repair and reconditioning company for the manufactured housing industry in the Western United States.

On September 30, 1995, the Company's total long and short-term debt was $464,220. Since the initial public offering in December, 1995, debt has been reduced to $11,084, a note to an insurance agency at the rate of 0% which will be paid during the fourth quarter.

RESULTS OF OPERATIONS:

The following table sets forth the operating data of the Company as a percentage of net sales for the periods indicated below:
                           3 MONTHS ENDED JUNE 30,     9 MONTHS ENDED JUNE 30,
                            -----------------------     -----------------------
                              1996      1995                1996      1995
                               ----      ----                ----      ----
Net Sales                     100.0%    100.0%              100.0%    100.0%
Axle and Tire Sales            67.7      66.9                67.8      68.5
Distribution of Siding          9.7      10.4                 9.1      11.9
Other Housing Products         22.6      22.7                23.1      19.6
Gross Profit                   17.2      15.7                17.7      16.7
Operating Expense              14.4      14.0                16.6      14.3
Operating Income                2.8       1.7                 1.1       2.4
Other Income                    1.5        .5                 1.7        .2
Income before Tax               4.3       2.2                 2.8       2.6


Total sales of $8,784,225 for the nine months ended June 30, 1996 were down .6% from $8,833,666 for the same period ended June 30, 1995. Total sales for the third quarter ended June 30, 1996 increased 14.2% over the same quarter of fiscal 1995. The siding department of the Company's Oregon division was closed during the third quarter of fiscal 1995 resulting in a reduction of sales for the nine month and three month periods ended June 30, 1996 of $272,910 and $39,013 respectively. The extreme weather conditions which impacted sales into mid-March ceased being a negative sales factor. Sales for the third quarter of fiscal 1996 were a record for any quarter in the Company's history.

The Company's gross profit for the nine months ended June 30, 1996 was $1,558,310, up $83,993 or 5.7% from the same period in 1995. Gross profit for the quarter ended June 30, 1996 was $598,638 up $119,710 or 25.0%. Continuing efforts to regain margin through control of the cost of used axles and tires purchased was evident as the margin for the nine month period increased to 17.74% from 16.69% for the previous year accounting for $92,234 of the gross profit increase.

Operating expense for the first nine months of fiscal 1996 increased $189,789 to $1,458,483. Expenses related to sales declined $10,407 or 1.2%. Administrative expense increased $147,996 which is a direct result of the Company's initial public offering of common stock in December, 1995. The investment property management department created in October, 1995 accounted for the balance of the increase, $52,200. The investment property management department is being closed during the fourth quarter of fiscal 1996.

Operating expense for the third quarter of fiscal 1996 increased $73,359 over the same quarter of 1995. Sales expenses increased $7,439, investment property expenses were $19,082 and administrative expense rose $46,838. Again, the administrative increase was due to the initial public offering.

As a result of the above factors, operating income for the first nine months of fiscal 1996 was $99,827 and for the third quarter was $97,141. Operating income for the same two periods of 1995 were $205,623 and $50,790, respectively.

During the first nine months of fiscal 1996, the Company generated other income of $148,993 compared to $20,036 for the first nine months of 1995. Interest income of $111,078 rose from $13,493 accounting for 75.7% of the total increase. The sale of investment property and certain fixed assets made up the balance.

Other income for the second quarter was $53,069 up $37,638 from $15,431 for the corresponding quarter of 1995. $49,139 of this increase was interest income.

All of the factors previously stated caused an increase in net income of 11.8% to $149,573 for the first nine months of fiscal 1996 and an increase of 133.2% to $91,186 for the third quarter of 1996 compared to the third quarter of 1995.


LIQUIDITY AND CAPITAL RESOURCES:

Historically, the Company's principal sources of liquidity have been retained earnings from operations as well as borrowings under a revolving line of credit with a bank.

The Company has a $700,000 maximum bank line of credit secured by designated percentages of eligible accounts receivable and inventories. The line has not been drawn on since January 1996 when it was paid off with proceeds from the Initial Public Offering. The outstanding balance on June 30, 1995 was $325,440. The retirement of the operating line will result in a savings in interest expense of approximately $21,000 for the fiscal year 1996. The operating line remains open and available, if necessary, at a rate of prime plus 1%, and matures January 24, 1997.

In October 1995, the Company received an aggregate of $326,800 from the sale of 323,564 shares of its Common Stock and 3,235,644 Private Placement Warrants in the 1995 Private Placement. The Private Placement Warrants are exercisable at $4.00 per share (subject to adjustment pursuant to the anti-dilution provisions thereof) until October 5, 2000, when the Private Placement Warrants expire.

In January 1996, the Company received $3,437,709, net of expenses, from the sale of 1,100,000 shares of Common Stock and 1,265,000 Common Stock Purchase Warrants through an Initial Public Offering. The shares of Common Stock were sold at $4.00 per share and the Common Stock Purchase Warrants at $.10 each. Toluca Pacific Securities Corporation acted as underwriter for the offering.

A portion of the initial public offering proceeds has been invested in certificates of deposit; $2,053,322 at a yield of 5.50% due July 1996 and $250,635 at a yield of 5.15% due September 1996. These investments will be used to fund the Company's proposed expansion plans.

At June 30, 1996, $96,243 from the proceeds of the Initial Public Offering was carried in a cash management account. This account is used to cover the fluctuating daily operating requirements of the Company in place of the operating line. The interest income generated on this account during the first nine months of the current fiscal year was $12,915.

Two notes payable related to land held for investment were retired prior to maturity during the quarter ended June 30, 1996. These were an $89,541 note at 8% interest due February 2011 and a $44,844 note at 8% interest due October 2005. The latter note was to a partnership in which the President of the Company has an interest.

During the quarter, the Company foreclosed on a parcel of investment property which had previously sold under a promissory note receivable. The land was subsequently resold.

PART II. OTHER INFORMATION

ITEM 6.  (a)  NO REPORTS ON FORM 8-K





                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       T.J.T., INC.



Date:   August 9, 1996
     --------------------               ---------------------------------------
                                       Andy C. Doll, Vice-President, Treasurer
                                       and Chief Financial Officer (Principal
                                       Financial and Accounting Officer)