Form 10KSB
period 1996-09-30
TJT INC
filed 1996-12-30
CIK 1002577

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   FORM 10-KSB
                       ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended September 30, 1996
                           Commission File Number 33-98404

                                   T.J.T., INC.
                   (Name of small business issuer in its charter)

               WASHINGTON                              82-0333246
    (State or other jurisdiction of                 (IRS Employer
    incorporation or organization)                 Identification No.)

                843 NORTH WASHINGTON, P.O. BOX 278, EMMETT, IDAHO  83617
                      (Address of principal executive offices)
                                 (208) 365-5321
                           (Issuer's telephone number)

              Securities registered under Section 12(b) of the Exchange Act:
         Title of each class           Name of each exchange on which registered
--------------------------------------------------------------------------------
    Common Stock, $.001 par value                Nasdaq SmallCap Market
 Redeemable Common Stock Purchase Warrants        Boston Stock Exchange

            Securities registered under Section 12(g) of the Exchange Act:
                            Common Stock, $.001 par value
                                  (Title of class)
                         Redeemable Common Stock Purchase Warrants
                                  (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days.
Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for the fiscal year ended September 30, 1996 were $12,655,900.

Based on the stock's closing price of $5.25 on November 30, 1996, non-affiliated market capital was approximately $10,254,000.

As of November 30, 1996, there were 4,563,564 shares of the registrant's $.001 par value common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement to be dated on or after January 1997, for use in connection with the annual meeting of stockholders to be held on January 30, 1997, portions of which are incorporated by reference into Part III of the Form 10-KSB.

Transitional Small Business Disclosure Format:  Yes [ ]; No [X]

                                  Page 1 of 28          Exhibit Index on Page 25
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I
    Item 1.    Description of Business......................................   3
                   Recent Developments......................................   3
                   General..................................................   3
                   Industry Overview........................................   4
                   Axle and Tire Reconditioning.............................   5
                   Distribution Activities..................................   5
                   Sales and Marketing......................................   5
                   Competition..............................................   6
    Item 2.    Description of Property......................................   6
    Item 3.    Legal Proceedings............................................   7
    Item 4.    Submission of Matters to a Vote of Security Holders..........   7
    Item 4A.   Executive Officers of the Registrant.........................   5

PART II
    Item 5.    Market for Common Equity and Related Stockholder Matters.....   8
    Item 6.    Management's Discussion and Analysis.........................  10
    Item 7.    Financial Statements.........................................  14
    Item 8.    Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure....................................   9

PART III
    Item 9.    Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act...........   9
    Item 10.   Executive Compensation.......................................   9
    Item 11.  Security Ownership of Certain Beneficial Owners and
               Management...................................................   9
    Item 12.  Certain Relationships and Related Transactions................   9
    Item 13.  Exhibits and Reports on Form 8-K..............................  25

Signatures..................................................................  27

                                         PART 1

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------------------------------------------------------

ITEM 1(a). GENERAL DEVELOPMENT OF  BUSINESS

RECENT DEVELOPMENTS

Acquisition of Bradley Enterprises, Inc.:

  Effective November 14, 1996, the Company acquired Bradley Enterprises, Inc. (Bradley), an axle and tire recycler headquartered in Centralia, Washington pursuant to a merger in which the Company was the surviving corporation. As consideration for the merger, the Company issued an aggregate of 940,000 restricted shares of its Common Stock and paid an aggregate of $500,000 to the shareholders of Bradley.

  For the fiscal year ended September 30, 1996, Bradley had revenues of $12,513,968, gross profit of $1,324,346 and net income of $106,787. Bradley leases property consisting of land, a corporate office and retail sales shop, and nine buildings constituting the axle and tire recycling facility in Centralia, Washington. Bradley also leases land and buildings in Bend, Oregon and Eugene, Oregon which are used as retail sales locations and gathering points for used axles and tires. As of September 30, 1996, Bradley had 85 employees.

GENERAL

  T.J.T., Inc. (TJT or the Company) is engaged in the business of repairing and reconditioning axles and tires for the manufactured housing industry. The Company also distributes vinyl and steel siding primarily to the constructed or "site-built" housing market and supplies skirting and other aftermarket accessory products to manufactured housing dealers.

  TJT was founded in 1977 by Terrence J. Sheldon and a former partner no longer involved in the business, to initially recondition tires and axles. Geographic expansion of the Company's business took place during the 1980s with the opening of additional reconditioning facilities in Kansas, Oregon and Texas. From 1983 to 1991, the manufactured housing industry experienced a significant decline in production. In 1986, the Company was forced to sell its unprofitable operations in Kansas and Texas. The Company began its distribution activities in 1991. At September 30, 1996, the Company had 59 employees.

  Manufactured or factory-built homes are generally produced in sections or "units" which are customarily 12 to 14 feet wide and 70 feet in length. The individual units are then connected at the home site according to the size of the home purchased and the lot available. Most manufactured houses consist of two units or a "double-wide" home of 24 to 28 feet in width, although some larger homes are assembled as triple-wide homes of up to 42 feet in width.

  Manufactured housing producers transport houses to dealers on large steel frames using three to six axles and two tires per axle to support the weight of the houses. According to regulations promulgated by the Housing and Urban Development Authority (HUD), axles on the frames must be inspected and refurbished or replaced after each trip. Housing manufacturers customarily supply the tires and axles to manufactured housing dealers with the finished house, and include the cost and profit relating to the axles and tires in the dealer price of the house. Historically, dealers transported the manufactured house to the home site and left the used axles and tires at the site, thereby creating potential environmental problems as well as wasting otherwise serviceable steel and rubber products. As a market for used axles and tires developed, dealers began stockpiling these items.

  The Company purchases used axles and tires ordinarily from the manufactured housing dealer, picks up the axles and tires primarily at the lot site of the dealer and repairs and refurbishes them at its facilities in Emmett, Idaho and Salem, Oregon. Bent axles are straightened and refurbished on the Company's machinery to substantially "like-new" condition. The Company then sells the reconditioned axles and, to the extent usable, used tires back to the housing manufacturers. The demand for the Company's axle and tire reconditioning services has increased over the last three years. One reason is the significant increase during such time in the number of manufactured houses produced in the United States, including the Company's six-state market area of Idaho, Oregon, Washington, Utah, Nevada and Montana. Although production has declined slightly in our market area during 1996, the Company recorded the highest axle and tire sales total in its history. Housing manufacturers currently find it more cost-effective to use reconditioned axles and tires to transport their houses rather than continually purchasing new axles and tires. Virtually all the factories in the Company's market area use recycled axles and tires when available.

  The Company is also a distributor of skirting and related housing accessories to the manufactured housing industry and vinyl siding to the site-built housing industry and manufactured housing factories. The Company believes pressure on lumber and timber product supplies will create demand for vinyl siding and other alternative building materials and that activity in the manufactured housing market will create demand for manufactured housing accessories.

INDUSTRY OVERVIEW

  The Company's current service area includes Idaho, Montana, Nevada, Oregon, Utah, and Washington. Within our service area, The Pacific Northwest has experienced very favorable economic conditions over the last several years. Job growth and population growth in our market area have contributed to manufactured home sales.

  During the years 1983 to 1991, the manufactured housing industry in the United States suffered from generally declining shipments. Factors that contributed to the decline in shipments include:

  - Widespread unemployment in the oil and energy industry regions led to lack of demand for new manufactured homes and repossessions of existing manufactured homes;
  - Repossessed homes filled dealer lots causing lack of demand for new manufactured homes.

  The factors contributing to the recovery of the manufactured housing industry include:

  - Depletion of excess inventories of manufactured homes;
  - Lower purchase price of a completed manufactured home versus a comparable site-built home;
  - Changing land use and zoning policies that allow more desirable locations for manufactured housing;
  - More favorable financing terms (similar to the traditional financing available to site-built homes) for the increasing percentage of manufactured homes set on permanent foundations; and
  - Improved home designs and amenities offered for manufactured homes.

  The traditional buyers of manufactured homes are retirees, empty nesters and low-income, blue-collar wage earners. With the introduction of multi-section homes, manufactured homes have taken on some of the characteristics of site-built homes. These larger, more customized homes have attracted consumers in the middle-income range. The multi-section units are more popular in the Pacific Northwest because they are similar to existing home styles.

  The manufactured housing industry and the site-built construction industry are seasonal within the Company's market area. Typically, sales for the months from November through March are lower than for other months due to weather and ground conditions. Assuming normal weather conditions, the Company expects the quarters ended September 30 and June 30 to be the high volume quarters and the quarter ended March 31 to be the lowest volume quarter.

AXLE AND TIRE RECONDITIONING

  The Company buys used axles and tires from manufactured housing dealers. The axles and tires are picked up at the dealer's lot or at the home site after the manufactured home is placed on its pad or foundation. The Company also obtains additional supplies of axles and tires from over 100 independent brokers.

  After receiving the used axles and tires, production workers at Company facilities take apart the axle and check all major moving parts, including brakes, cleaning and rebuilding parts as required. Approximately 30 axles can be rebuilt in 8 man hours. The axles are re-cambered on presses, refurbished and then reassembled. New or reconditioned tires are shipped with the axles to the customers.

  A single axle may be reconditioned by the Company on multiple occasions. The average trip for a manufactured home from the factory to the dealer or the home site is approximately 300 miles. Each axle and tire assembly is used approximately three times a year. An axle has an expected life of approximately 100,000 miles while tires are expected to travel approximately 3,000 miles before they are considered unusable.

  HUD regulations govern the maximum load limit per tire which in turn dictates the number of axles needed to transport a manufactured home. The number of axles used to transport a manufactured home ranges from three to six and the average is just under four axles. HUD also requires a periodic inspection of the recycling facility by an approved third party inspector.

  Sales of reconditioned axles and tires were 67.5% and 67.7% of total revenues for the years ended September 30, 1996 and 1995, respectively.

DISTRIBUTION ACTIVITIES

  The Company sells manufactured housing accessories such as vinyl skirting, piers and other ancillary products to manufactured housing dealers and set-up contractors. The Company also sells vinyl siding to the site-built housing market and to certain manufactured housing factories in Idaho. The site-built housing market includes both new construction and re-siding contractors. The Company began distributing vinyl siding in 1991. During fiscal year 1995, the Company discontinued vinyl siding distribution from its Salem, Oregon operation.

  Sales of manufactured housing accessories and vinyl siding were 32.5% and 32.3% of total revenues for the years ended September 30, 1996 and 1995, respectively.

SALES AND MARKETING

  The Company's customer base consists of manufactured housing factories, manufactured housing dealers, siding contractors and manufactured housing set-up contractors. The sales force in Emmett consists of a sales manager and one outside salesperson and is enhanced by a network of personal contacts developed by Terrence J. Sheldon, the founder and principal shareholder of the Company. The outside salesperson is directly involved with vinyl siding sales and works directly with housing and siding contractors. The Company advertises in trade publications and attends manufactured housing and construction industry trade shows.

  The Company has certain major customers for reconditioned axles and tires, all of which are manufactured housing producers. Marlette Homes and Fleetwood Homes represented approximately 14% and 11% of total Company sales in 1996 and 14% and 13% in 1995, respectively. Guerdon represented 13% of total Company sales in 1996. The Company has no single supplier of axles and tires or accessories that represents 10% or more of total purchases.

COMPETITION

  The axle and tire refurbishing industry was established in or about 1977 with the Company as one of the original entrants. Axle and tire refurbishing companies tend to be located near manufactured housing production centers. The largest axle and tire refurbishing companies are located in the Southeast where the majority of the manufactured housing production takes place. The Company does not compete with these refurbishers since they do not currently operate in its market area.

  Within the Company's six-state market area, the two largest competitors are Bradley Enterprises, Inc. in Centralia, Washington and Leg-it Tire Company, Inc. in Woodland, California. Effective November 14, 1996, Bradley Enterprises merged with the Company creating the largest axle and tire recycling operation in the western United States. See "Recent Developments." The competition in this industry is intense, both in terms of the price paid to dealers for supplies of used axles and tires and the price charged to the factories for refurbished axles and tires. Competition is also based heavily on reputation for reliability and customer service.

  The Company's principal market area for accessory and vinyl siding sales is southwestern Idaho, southern Idaho, eastern Oregon, northern Utah and northern Nevada. Its major competitors in the vinyl siding market are Ore-Pac, Georgia Pacific, Allside and Western Siding. All of these competitors sell more vinyl siding than the Company. Western Siding is the only competitor considered a local company. The other companies are locations of national companies that are relatively new to the Company's market area. The Company expects that a slow-down of activity in the vinyl siding market could result in the departure of the national company competition and leave Western Siding along with other smaller vinyl siding distributors in business in the Company's market area.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------------------------------------------------------
  The Company owns an 11,360 square foot warehouse in Emmett, Idaho. It also leases six properties, five of which are located in Emmett, Idaho and one in Salem, Oregon. The following table sets forth information on the Company's leased facilities (excluding property leased by Bradley Enterprises):


Facility                          Annual Rent    Lessor                  Sq. Ft.     Expiration Date
----------------------------------------------------------------------------------------------------
Former corporate office (1)           $ 7,800    T.J.T. Enterprises(2)       950    January 14, 1998
Emmett, ID

Axle reconditioning facility          $14,400    T.J.T. Enterprises        3,800       June 30, 2001
Emmett, ID

Tire reconditioning facility,                    Charles and D.
    yard and corporate office         $24,000    Coleen Rekow             63,550    January 31, 2000
Emmett, ID

Shop and sales office                 $15,372    T.J.T. Enterprises        3,680       June 30, 2001
Emmett, ID

Storage yard                          $ 1,800    T.J.T. Enterprises       74,052       June 30, 1998
Emmett, ID

Branch office                         $30,000    Muller Trust             17,668  September 30, 1999
Salem, OR
----------------------------------------------------------------------------------------------------

(1) The former corporate office has been vacated. Lease payments are due until January 1998 unless the property is sold by the lessor.

(2) T.J.T. Enterprises is a partnership consisting of Terrence Sheldon and Jerry L. Radandt, a former officer of the Company. Mr. Sheldon and Mr. Radandt are equal partners in T.J.T. Enterprises. The Company believes that the lease terms obtained from T.J.T. Enterprises are as favorable as terms that could have been obtained from an unaffiliated third party.

ITEM 3. LEGAL PROCEEDINGS
-------------------------------------------------------------------------------
  The Company is not presently involved in any material litigation or proceedings and is not aware of any pending litigation or proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------------------------
  No matters were submitted to a vote of security holders of the Company during the quarter ended September 30, 1996.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------------------------
  Following is a schedule of names and certain information regarding all of the executive officers of the Company as of September 30, 1996, each of whose term of office is one year.


  Name                            Age       Position
-------------------------------------------------------------------------------------------
  Terrence J. Sheldon             54        President, Chief Executive Officer
                                              and Chairman of the Board of Directors

  Andy C. Doll                    61        Vice President, Treasurer and Chief Financial
                                              Officer

  Scott M. Beechie                38        Vice President and Controller

  April L. Kierstead              41        Assistant Treasurer and Secretary

  John W. Eames III               56        General Manager - Oregon Facility

  Darle E. Lacey                  54        Dealer Sales Manager - Oregon Facility

  Robert L. Burkhart              65        Plant Manager - Idaho Facility

  Douglas A. Strunk               45        Sales Manager - Idaho Facility


  TERRENCE J. SHELDON - Mr. Sheldon is the founder and principal stockholder of the Company and has served as President since October 1986 and Chief Executive Officer since 1994. Mr. Sheldon is a high school graduate.

  ANDY C. DOLL - Mr. Doll has served as Vice President, Treasurer, Chief Financial Officer and a Director of the Company since 1987. Mr. Doll received a B.S. degree from the University of Arizona in 1958 and is a graduate of the School for Bank Administration, University of Wisconsin (1970), and holds a Certificate in Management Accounting. Mr. Doll is a brother-in-law of Mr. Eames.

  SCOTT M. BEECHIE - Mr. Beechie is a CPA and has served as Vice President and Controller since 1996. From 1990 to 1996, he served as Manager of Financial Reporting for U.S. Bancorp (formerly West One Bancorp) in Boise, Idaho. Mr. Beechie received a B.B.A. in Finance from Idaho State University in 1981.

  APRIL L. KIERSTEAD - Ms. Kierstead has served as Assistant Treasurer, Secretary and a Director of the Company since 1994. From 1987 to 1994, she served as accounting manager for Acme Manufacturing Co., Inc. in Filer, Idaho. Ms. Kierstead received a B.A. in Business Administration from Southwest Baptist University in 1980.

  JOHN W. EAMES III - Mr. Eames has served as General Manager of the
Company's Oregon Facility and a Director of the Company since 1991. From 1986 to 1991, he was national sales manager for Lodge Logs, Inc. in Idaho. Mr. Eames attended University of Arizona for two years. Mr. Eames is a brother-in-law of Mr. Doll.

  DARLE E. LACEY - Mr. Lacey has served as Dealer Sales Manager of the Oregon Facility and as a Director of the Company since 1987. Mr. Lacey is a high school graduate.

  ROBERT L. BURKHART - Mr. Burkhart has served as Manager of the Idaho Plant and as a Director of the Company since 1986. Mr. Burkhart currently works part-time, two days per week, for the Company. He is a high school graduate.

  DOUGLAS A. STRUNK - Mr. Strunk has served as Sales Manager in Idaho and as a Director of the Company since 1988. Mr. Strunk received a vocational/technical certificate from the College of Southern Idaho in 1972.

                                  PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------------------
  The Company's Common Stock and Redeemable Common Stock Purchase Warrants are registered on the Nasdaq SmallCap Market and the Boston Stock Exchange.
The Common Stock and Warrants offering settled on January 5, 1996. The high and low sales prices of the Common Stock and the Warrants for each of the three fiscal quarters is as follows:

                                  Quarter        Quarter        Quarter
                                    Ended          Ended          Ended
                                  9/30/96        6/30/96        3/31/96
-------------------------------------------------------------------------------
Common Stock:
    High                            9 5/8          8 1/4          7 3/4
    Low                             5 3/8          4 3/4          4 1/2
    Quarter-end                     6 3/16         7 3/8          7

Warrants:
    High                            5 1/4          5              5 3/8
    Low                             2 3/4          2 5/8          1 5/8
    Quarter-end                     3              4 3/8          5 1/4
-------------------------------------------------------------------------------

  The approximate number of record holders of the Company's Common Stock and Warrants at November 30, 1996 is set forth below:

         Title of Class                           Number of Record Holders
-------------------------------------------------------------------------------
    Common Stock, $.001 par value                             924
    Redeemable Common Stock Purchase Warrants               1,180

  The Company has never paid dividends to shareholders and does not expect to pay dividends in the foreseeable future. The Company intends to use future earnings for reinvestment in its business. Any future payment of cash dividends will be at the discretion of the Board of Directors and will be dependent on the Company's financial condition, results of operations, capital requirements and other such factors as the Board of Directors deems relevant.

ITEMS 6 AND 7.
-------------------------------------------------------------------------------
  The information called for by Items 6 and 7, inclusive of Part II of this Form 10-KSB, is contained in the following sections of this Report at the pages indicated below:

                         Captions and Pages of this Report
-------------------------------------------------------------------------------
  ITEM 6  Management's Discussion       "Management's Discussion
          and Analysis or Plan               and Analysis"............  Page 10
          of Operations

  ITEM 7  Financial Statements               "Financial Statements"...  Page 14

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------------------------
  There were no changes in accountants within the last 24 months, nor were there any reportable disagreements with the Company's independent public accountants on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------------------------------------
  Identification of the Company's executive officers is included in Item A (following Item 4) in Part I of this Form 10-KSB.

  The balance of this Item 9 is included in the Company's definitive proxy statement under the caption "Election of Directors" and "Compliance With
Section 16(b) of the Exchange Act" and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------------------------------------------------------
  Item 10 is included in the Company's definitive proxy statement under the caption "Compensation of Executive Officers," including the subcaption
"Summary Compensation Table," and is incorporated herein by reference. The subcaption "Report of the Executive Compensation Committee" under the caption "Compensation of Executive Officers" in the Company's definitive proxy statement is not incorporated herein.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------------
  Item 11 is included in the Company's definitive proxy statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

  For purposes of calculating the aggregate market value of the voting stock held by non-affiliates as set forth on the cover page of this Form 10-KSB, the Company has assumed that affiliates are those persons identified in the portion of the definitive proxy statement identified above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------------------------------
  Item 12 is included in Note J to the financial statements on page 23 of this Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------
  The following discussion and analysis should be read in conjunction with the accompanying financial statements of T.J.T., Inc. All references to year-end periods include results from October 1 through September 30.

BUSINESS AND INDUSTRY OVERVIEW

  The Company is engaged in the business of repairing and reconditioning axles and tires for the manufactured housing industry. The Company also distributes vinyl and steel siding primarily to the constructed or "site-built" housing market and supplies skirting and other aftermarket accessory products to manufactured housing dealers.

  Producers of manufactured housing transport houses to dealers on large steel frames using three to six axles and two tires per axle to support the weight of the houses. According to regulations promulgated by the Housing and Urban Development Authority (HUD), axles on the frames must be inspected and refurbished or replaced after each trip. Housing manufacturers customarily supply the tires and axles to manufactured housing dealers with the finished house, and include the cost and profit relating to the axles and tires in the dealer price of the house.

  The Company purchases used axles and tires ordinarily from the manufactured housing dealer, picks up the axles and tires primarily at the lot site of the dealer and repairs and refurbishes them at its facilities in Emmett, Idaho and Salem, Oregon. Bent axles are re-cambered and refurbished on the Company's machinery to substantially "like-new" condition. The Company then sells the reconditioned axles and, to the extent usable, used tires back to the housing manufacturers. The demand for the Company's axle and tire reconditioning services has increased over the last three years. One reason is the significant increase during such time in the number of manufactured houses produced in the United States, including the Company's six-state market area of Idaho, Oregon, Washington, Utah, Nevada and Montana. Housing manufacturers currently find it more cost-effective to use reconditioned axles and tires to transport their houses rather than continually purchasing new axles and tires. Virtually all the factories in the Company's market area use recycled axles and tires when available.

  The Company is also a distributor of skirting and related housing accessories to the manufactured housing industry and vinyl siding to the site-built housing industry and manufactured housing factories. The Company believes pressure on lumber and timber product supplies will create demand for vinyl siding and other alternative building materials and that activity in the manufactured housing market will create demand for manufactured housing accessories.

  The manufactured housing industry and the site-built construction industry are seasonal within the Company's market area. Typically, sales for the months from November through March are lower than for other months due to weather and ground conditions. Assuming normal weather conditions, the Company expects the quarters ended September 30 and June 30 to be the high volume quarters and the quarter ended March 31 to be the lowest volume quarter.

PERFORMANCE OVERVIEW

  Net income for the fiscal year ended 1996 was $317,789, a 28% increase over 1995 net income of $248,259. Earnings for each period were $.10 per share. Average shares outstanding were 31% greater in 1996 due to the issuance of shares in a public offering completed in January 1996. The offering consisted of 1,100,000 shares of Common Stock and 1,265,000 Redeemable Common Stock Purchase Warrants.

  Net sales increased 3% to $12,655,900 in 1996 from $12,274,614 in 1995. The
1996 sales total was the highest in the history of the Company.

  Total assets increased to $6,998,423 at September 30, 1996 from $3,546,244 at September 30, 1995. Total equity was $6,224,239 at September 30, 1996 compared to $2,316,551. Both of the increases were primarily a result of the public offering.

RESULTS OF OPERATIONS

  The breakdown of revenues and expenses by major categories as a percent of sales for 1996 and 1995 are as follows:

                                                            1996         1995
-------------------------------------------------------------------------------
Axle and tire reconditioning                                67.5%        67.7%
Manufactured housing and accessories and siding             32.5         32.3
Gross margin                                                18.2         17.1
Selling expense                                              9.0          9.4
Administrative expense                                       6.7          4.5
Interest expense                                              .1           .3
Interest income                                              1.2           .4
Investment property income                                    .3           .2
Other income                                                  .1           .1

  Net sales for the fiscal year ended 1996 increased 3% to $12,655,900. Net sales increased despite declining manufactured housing production in the states of Idaho, Oregon and Washington. Units produced by factories in these states were down a combined 11% for the ten months ended July 31, 1996. Sales of axles and tires from the Idaho recycling facility were down $407,175 from 1995 to 1996, but a new factory relationship at the Oregon recycling facility helped generate a $648,176 increase in sales for that facility. Sales of manufactured housing accessories and siding sales in 1996 increased $304,754 in Idaho and decreased $164,469 in Oregon. Management chose to discontinue siding sales during 1995 in Oregon due to low profit margins. Siding sales were $304,729 in Oregon in 1995 and $0 in 1996.

  Overall gross margin increased to 18.2% for the year ended 1996 from 17.1% for the year ended 1995. The improvement was primarily the result of paying less for raw axles and tires and aggressive cost control in the refurbishing process. Gross margin for accessories and siding decreased from 25.4% in 1995 to 24.8% in 1996 due mainly to increasing competition in the siding business. The increase in overall gross margin combined with the increase in sales resulted in an additional $205,241 of gross profit in 1996.

  The decrease in selling expense was more than offset by the increase in administrative expense. The decrease in selling expense was the result of a realignment of duties and a resultant staff reduction. The increase in administrative costs was due primarily to expenses incurred as a result of the new public trading status of the Company and to an increase in executive compensation. As a function of the public offering, contracts for ongoing services with the Company's securities underwriting company and for ongoing legal services contributed significantly to the increase. Also as a function of the public offering, executive management entered into employment agreements which specified salary levels for Terrence J. Sheldon and Andy C. Doll through September 30, 1997 and March 31, 1997, respectively. Administrative expense also increased when a full-time investment property manager was hired during 1996. That position was eliminated at the end of fiscal 1996.

  The decrease in interest expense and increase in interest income were a direct result of the additional capital provided by the public offering. Funds from the offering were used to pay off the operating line and invest in short-term, interest-bearing instruments until needed to fund the Company's growth strategy through acquisitions.

SEASONALITY

  The following table shows summarized operating results by quarter and demonstrates the seasonal nature of TJT's operations:

                          December 31    March 31     June 30    September 30
-------------------------------------------------------------------------------
                                  (Unaudited, dollars in thousands)
Fiscal year ended 1996
    Net sales                  $2,762      $2,541      $3,482          $3,871
    Gross profit                  494         466         599             748
    Operating income               27         (14)         97             199
    Net income                     28          31          91             168

Fiscal year ended 1995
    Net sales                  $3,065      $2,719      $3,050          $3,441
    Gross profit                  514         481         479             628
    Operating income               75          79          51             151
    Net income                     53          42          39             114


LIQUIDITY AND CAPITAL RESOURCES

  Historically, the Company's principal sources of liquidity have been retained earnings from operations and borrowings under a revolving line of credit with a bank. Available credit under the bank line is $700,000. The line has not been drawn upon since January 1996 when it was paid off with a portion of the proceeds from the public offering. When drawn upon, the line carries an interest rate of prime plus 1%. Management expects to renew the line in January 1997 when it matures. During fiscal 1996, the Company was in compliance with restrictive covenants under the operating line agreement related to working capital, equity and capital expenditures.

  In January 1996, TJT completed a public offering of 1,100,000 shares of Common Stock and 1,265,000 Redeemable Common Stock Purchase Warrants generating net proceeds of approximately $3,333,000. The Warrants are exercisable at $4.00 per share beginning December 21, 1996, expire December 21, 2000, and are callable by the Company at $.10 per Warrant beginning
December 21, 1996, provided the average closing bid price of the Common Stock is $7.50 per share or above for 10 consecutive trading days. Proceeds from the offering were used to pay down the Company's operating line, to invest in short-term, interest-bearing instruments, and to finance purchases of land held for investment. Ultimately, the proceeds will be used to fund the Company's growth through acquisitions.

  In October 1995, the Company received net proceeds of approximately
$258,000 from a private placement of 323,564 shares of common stock and 3,235,644 warrants. The private placement warrants are exercisable at $4.00 per share, expire December 21, 2000, and are callable under the same provisions as the public offering warrants.

SUBSEQUENT EVENTS

  In November 1996, TJT completed a merger with Bradley Enterprises, Inc., an axle and tire recycler headquartered in Centralia, Washington. The merger dramatically increases TJT's presence in Washington and Oregon. Based on 1996 results, the Company expects sales to double and expects to improve gross margin by reducing costs associated with overlapping market areas. TJT issued 940,000 shares of its restricted common stock and paid $500,000 to complete the transaction which is expected to be accounted for as a purchase.
                                    12

  Subsequent to year-end, the Company obtained the services of Robert M. Rubin, an individual who owns in excess of 5% of the outstanding common shares, in its effort to complete the merger with Bradley and various other mergers with axle and tire recycling companies. The Company plans to pay a total of $348,200 in three equal payments through January 1998, charge the amount to other assets, and allocate the amount to the purchase price of each merger for amortization over a period of 60 months from the date of each merger.

COMPANY STRATEGY

  In addition to the merger with Bradley Enterprises, the Company is interested in acquiring additional axle and tire recycling companies in 1997. Although the letter of intent to merge with Leg-it Tire Co. has officially expired, we are performing due diligence procedures and moving forward in the process of merging with Leg-it Tire Co. Management believes the merger will occur during 1997 and will add to the improvement it expects in overall gross margin.

  As discussed earlier, manufactured home production in the states of Idaho, Oregon and Washington has decreased 11% for the 10 months ended July 31, 1996 compared to the same period for 1995. This decline is due in part to the strong performance during the prior two years. Although production volumes cannot be forecast with any degree of certainty, management believes the trend of declining production should ease during 1997.

T.J.T., INC.
BALANCE SHEETS (Dollars in thousands)
-------------------------------------------------------------------------------

At September 30,                                  1996                1995
-------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                   $  2,736.6        $      .9
    Accounts receivable and notes receivable       1,073.4            872.2
    Inventories                                    1,662.0          1,741.3
    Prepaid expenses and other current assets        118.6            125.2
-------------------------------------------------------------------------------
         Total current assets                      5,590.6          2,739.6

Property, plant and equipment, net of
 accumulated depreciation                            511.4            506.0

Notes receivable                                     402.3            298.5
Real estate held for investment                      457.9                -
Deferred charges and other assets                     36.2              2.1
-------------------------------------------------------------------------------
    Total assets                                $  6,998.4        $ 3,546.2
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Current liabilities:
    Short-term debt                             $        -        $   406.1
    Accounts payable                                 499.1            470.2
    Accrued liabilities and deferred income          103.6            136.8
    Income taxes payable                              44.2             34.4
-------------------------------------------------------------------------------
         Total current liabilities                   646.9          1,047.5

Long-term debt                                           -             58.1
Deferred credits and other noncurrent obligations    113.6             92.3
Deferred income taxes                                 13.6             31.8
-------------------------------------------------------------------------------
         Total liabilities                           774.1          1,229.7
-------------------------------------------------------------------------------

Shareholders' equity:
    Common stock, $.001 par value; 10,000,000
     shares authorized; 3,623,564 and
     2,200,000 shares issued and outstanding           3.6              2.2
    Common stock warrants                            113.0                -
    Capital surplus                                4,320.0            844.4
    Retained earnings                              2,257.7          1,939.9
    Stock subscriptions receivable                  (470.0)          (470.0)
-------------------------------------------------------------------------------
         Total shareholders' equity                6,224.3          2,316.5
-------------------------------------------------------------------------------

           Total liabilities and shareholders'
            equity                              $  6,998.4        $ 3,546.2
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
See accompanying notes to financial statements

T.J.T., INC.
STATEMENTS OF INCOME (Dollars in thousands except per share amounts)
-------------------------------------------------------------------------------

For the year ended September 30,                1996                1995
-------------------------------------------------------------------------------
Sales (net of returns and allowances):
    Axles and tires                        $  8,545.7          $  8,304.6
    Accessories and siding                    4,110.2             3,970.0
-------------------------------------------------------------------------------
         Total sales                         12,655.9            12,274.6

Cost of goods sold                           10,349.0            10,173.0
-------------------------------------------------------------------------------

    Gross profit                              2,306.9             2,101.6

Selling, general and administrative expenses  1,985.5             1,713.0
Interest expense                                 12.4                32.3
-------------------------------------------------------------------------------
    Operating income                            309.0               356.3

Income on investment property                    46.1                25.7
Other income                                    168.6                50.0
-------------------------------------------------------------------------------

    Income before taxes                         523.7               432.0

Income taxes                                    205.9               183.7
-------------------------------------------------------------------------------
    Net income                             $    317.8          $    248.3
-------------------------------------------------------------------------------

Net income per common share                $      .10          $      .10
Weighted average shares outstanding         3,335,039           2,547,998
-------------------------------------------------------------------------------
See accompanying notes to financial statements


T.J.T., INC.
STATEMENTS OF CASH FLOWS (Dollars in thousands)
----------------------------------------------------------------------------------------------



For the year ended September 30,                                1996              1995
----------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                                   $    317.8        $    248.3
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                                    128.5             122.9
   Gain on sale of assets                                          (15.4)            (33.7)
   Change in receivables                                          (175.3)           (130.6)
   Change in inventory                                              79.3            (153.9)
   Change in prepaid expenses and other current assets               6.6             (37.5)
   Change in accounts payable                                       28.9              16.3
   Change in other assets and liabilities                          (76.6)            (11.7)
----------------------------------------------------------------------------------------------
     Net cash provided by operating activities                     293.8              20.1
----------------------------------------------------------------------------------------------

Cash flows from investing activities:
 Additions to property, plant and equipment                       (138.2)           (244.3)
 Issuance of notes receivable                                     (108.0)            (35.3)
 Payments on notes receivable                                      123.4             180.5
 Proceeds from sale of assets                                       16.9              17.0
 Land purchased for investment                                    (391.5)            (25.2)
----------------------------------------------------------------------------------------------
    Net cash used by investing activities                         (497.4)           (107.3)
----------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Issuance of common stock and warrants (net of issuance
  costs of $1,263.3 in 1996)                                     3,590.0              68.5
 Retirement of common stock                                           -              (57.8)
 Payments on debt                                               (2,052.6)         (7,005.5)
 Proceeds from debt                                              1,401.9           7,063.6
----------------------------------------------------------------------------------------------
   Net cash provided by financing activities                     2,939.3              68.8
----------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents             2,735.7             (18.4)
Cash and cash equivalents at October 1                                .9              19.3
----------------------------------------------------------------------------------------------
Cash and cash equivalents at September 30                     $  2,736.6           $    .9
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
Supplemental information:
 Interest paid                                                $     20.6           $  38.7
 Income taxes paid                                                 196.1             194.3

Noncash transactions:
 Acquisition of land by assumption of debt                    $    186.5           $  55.0
 Sale of land by issuance of note receivable                       139.0             297.0
 Deferred gain on sale of land                                      22.2              96.8
 Sale of common stock by issuance of note receivable                  -              470.0
 Sale of equipment by issuance of note receivable                    6.0              41.7

See accompanying notes to financial statements



T.J.T., INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Dollars in thousands)
--------------------------------------------------------------------------------

                                                         Common                                Stock
                                              Common      Stock   Capital   Retained   Subscriptions
                                               Stock   Warrants   Surplus   Earnings      Receivable
----------------------------------------------------------------------------------------------------
Balance at September 30, 1994                 $ 1.8    $    -     $  364.1  $1,691.6   $      -

Issuance of 46,037 shares of common
   stock to 401 (k) plan                          -         -         55.4         -          -
Issuance of 9,792 shares of common stock          -         -         13.0         -          -
Purchase of 21,506 shares of common stock
   from 401 (k) plan for distribution             -         -        (21.9)        -          -
Purchase of 34,560 shares of common stock         -         -        (35.8)        -          -
Issuance of 400,000 shares of common stock
   under subscription agreement                  .4         -        469.6         -     (470.0)
Net income                                        -         -            -     248.3          -
----------------------------------------------------------------------------------------------------

Balance at September 30, 1995                   2.2         -        844.4   1,939.9     (470.0)

Issuance of 323,564 common shares and
   3,235,644 warrants in private placement       .3       2.9        255.0         -          -
Issuance of 1,100,000 common shares and
   1,265,000 warrants in public offering        1.1     110.1      3,221.9         -          -
Issuance of 2,880 shares of common
   stock to 401 (k) plan                          -         -          3.6         -          -
Purchase of 2,880 shares of common stock          -         -         (4.9)        -          -
Net income                                        -         -            -     317.8          -
----------------------------------------------------------------------------------------------------

Balance at September 30, 1996                 $ 3.6    $113.0     $4,320.0  $2,257.7   $ (470.0)
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

See accompanying notes to financial statements

                                T.J.T., INC.
                     NOTES TO FINANCIAL STATEMENTS
                      September 30, 1996 and 1995

NOTE A - SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------

BUSINESS ACTIVITY

  The Company is engaged in the business of repairing and reconditioning axles and tires for the manufactured housing industry. The Company also sells skirting and other aftermarket accessories to manufactured housing dealers and vinyl and steel siding primarily to the site-built housing market. The Company grants trade credit to customers in Idaho, Oregon, Utah, Washington, Montana and Nevada, substantially all of whom are manufactured housing factories, manufactured housing dealers, site-built home contractors or siding contractors.

MAJOR CUSTOMERS AND SUPPLIERS

  The Company has certain major customers for reconditioned axles and tires, all of which are manufactured housing producers. Marlette Homes and Fleetwood Homes represented approximately 14% and 11% of total Company sales in 1996 and 14% and 13% in 1995, respectively. Guerdon represented 13% of total Company sales in 1996. The Company has no single supplier of axles and tires or accessories that represents 10% or more of total purchases.

CASH AND CASH EQUIVALENTS

  The Company considers all debt securities purchased with a maturity of three months or less to be cash equivalents. As of September 30, 1996, the Company has a $752,200 certificate of deposit with a bank of which $100,000 is federally insured. The Company also has funds in a cash management account at a commercial bank which are collateralized by government securities.

ACCOUNTS RECEIVABLE AND BAD DEBTS

  The Company performs credit history checks and limited financial analysis before credit terms are offered to customers. Amounts receivable are generally unsecured. Bad debts are accounted for using the direct write-off method. Expense is recognized only when a specific account is determined to be uncollectible. The effects of using this method approximate those of the allowance method.

PREPAID EXPENSES

  Prepaid expenses at September 30, 1995 included $87,143 related to the initial public offering. The amount was closed to capital surplus as costs associated with the equity offering during 1996.

PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment is stated at cost. Depreciation is calculated using the straight-line method for financial reporting purposes.

NOTES RECEIVABLE

  The Company extends credit to individuals and related parties. Notes receivable from individuals relate to the sale of real estate and are secured by the real estate sold. Related party receivables relate primarily to vehicle loans which are secured by the vehicle.

DEFERRED INCOME

  Deferred income consists of gains on the sale of land held for investment where the Company provided virtually 100% financing to the buyer. The Company recognizes income to the extent of payments received on the related notes receivable until it has received 25% or more of the original principal balance, at which point the remaining deferred gain is recognized.

SECURITIES SUBSCRIPTION AGREEMENT

  On December 31, 1994, the Company entered into a securities subscription agreement with a group of investors whereby the Company issued 400,000 shares of common stock in exchange for a promissory note of $470,000. The note is due September 30, 2000 and bears interest at 8%.

INCOME TAXES

  Deferred income taxes are provided for timing differences in reporting income and expenses for financial statement and tax purposes. The primary differences result from the use of the installment method on sales of real estate held for investment for financial reporting purposes and from the use of accelerated depreciation methods for tax purposes. State investment tax credits are accounted for under the flow-through method.

EARNINGS PER SHARE

  Earnings per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares outstanding. Common stock outstanding has been adjusted for periods during which stock was issued at a price less than the public offering price under Securities and Exchange Commission Staff Accounting Bulletin No. 83. Under the bulletin, shares issued for less than the public offering price are considered outstanding for all periods presented. Accordingly, 32,001 shares issued to the 401(k) plan from January 1, 1995 through September 30, 1995, 6,912 shares issued on June 30, 1995, 400,000 shares issued on January 31, 1995 and 323,564 shares issued October 5, 1995 have been treated as outstanding for all periods presented.

CONCENTRATION OF CREDIT RISK

  All trade receivables are due from entities involved in the housing industry and are unsecured. The accounting loss incurred if all parties failed entirely to perform on their obligation is equal to the balance outstanding for trade accounts receivable.

  Notes receivable related to sales of real estate held for investment are secured by real estate located near Emmett, Idaho. The accounting loss incurred if all parties failed entirely to perform on their obligation is equal to the balance outstanding on the notes receivable less amounts realizable from the foreclosure and resale of the property securing the notes receivable.

FAIR VALUE OF FINANCIAL INSTRUMENTS

  The Company has a number of nonderivative financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of the financial instruments at September 30, 1996 approximates the aggregate carrying values recorded on the balance sheet. The estimated fair values have been determined by the Company using available market information and appropriate valuation methodologies. Judgment is required in interpreting market data to develop the estimates of fair value and the estimates are not necessarily indicative of amounts the Company could realize in a current market exchange.

SIGNIFICANT ESTIMATES

  Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates used in preparing these financial statements include those assumed in determining the collectibility of receivables, and determining the lower of cost or market and obsolescence on inventories. It is reasonably possible that the significant estimates may change within the next year.

RECLASSIFICATIONS

  Certain 1995 amounts have been reclassified to conform with the 1996 presentation.

NOTE B - INVENTORIES
-------------------------------------------------------------------------------

  Inventories are stated at the lower of cost (first-in, first-out and average cost methods) or market.

(Dollars in thousands)                               1996             1995
-------------------------------------------------------------------------------

Raw materials                                     $   397.7        $   292.6
Finished goods                                      1,264.3          1,448.7
-------------------------------------------------------------------------------
    Total                                         $ 1,662.0        $ 1,741.3
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

NOTE C - PROPERTY, PLANT AND EQUIPMENT
-------------------------------------------------------------------------------

(Dollars in thousands)                               1996            1995
-------------------------------------------------------------------------------

Land and building                                 $   119.5        $   117.0
Leasehold improvements                                111.3            101.9
Furniture and equipment                               375.2            329.3
Vehicles and trailers                                 434.1            380.3
-------------------------------------------------------------------------------
                                                    1,040.1            928.5
Less accumulated depreciation                         528.7            422.5
-------------------------------------------------------------------------------
    Net property, plant and equipment             $   511.4        $   506.0
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

NOTE D - LEASES
-------------------------------------------------------------------------------

  The Company leases vehicles, administrative office space, manufacturing facilities, building and warehouse space, and storage yard space. the leases, which expire between January 1998 and June 2001 are classified as operating leases. The Company leases administrative office space, certain buildings, yard space, and a manufacturing facility from T.J.T. Enterprises, an entity in which Terrence J. Sheldon, President and Chief Executive Officer has an interest. The four leases have varying expiration dates, the latest of which is June 2001. there are no significant renewal or purchase options or escalation clauses.

  The future minimum payments by fiscal year under noncancellable operating lease agreements at September 30, 1996 were:

(Dollars in thousands)
-------------------------------------------------------------------------------

1997                                                                    $ 143.1
1998                                                                      136.8
1999                                                                      117.6
2000                                                                       70.2
2001                                                                       44.0
Thereafter                                                                    -
-------------------------------------------------------------------------------
    Total                                                               $ 511.7
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  Rental expense and rent paid to related parties were:

(Dollars in thousands)                             1996             1995
-------------------------------------------------------------------------------

Rental expense                                  $   155.7         $   124.4
Rent paid to related parties                         39.4              39.4


NOTE E - NOTE PAYABLE
-------------------------------------------------------------------------------

  The Company has a revolving credit facility secured by receivables and inventory with a financial institution maturing in January 1997. The maximum amount available under the line of credit was $700,000 for 1996 and 1995. At September 30, 1995 there was $377,101 outstanding. The line carries interest at prime plus 1%. The most restrictive covenants of the debt agreement require minimum working capital of $700,000 and minimum shareholders' equity, as defined, of $800,000. At September 30, 1996, working capital was $4,943,700 and shareholders' equity, as defined, was $6,224,300. at September 30, 1995, working capital and shareholders' equity were $1,692,100 and $2,316,500, respectively.

NOTE F - LONG-TERM DEBT
-------------------------------------------------------------------------------

  Long-term debt consisted of notes payable to individuals for purchase of investment property. The notes were secured by the property held for investment. Interest rates on the notes ranged from 8% to 10% and required monthly payments up to $2,403 per month. Balances outstanding were:

(Dollars in thousands)                                     1996        1995
-------------------------------------------------------------------------------

Notes payable for purchases of investment property       $    -       $  87.1
Less current portion                                          -          29.0
-------------------------------------------------------------------------------
  Long-term debt                                         $    -       $  58.1
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

NOTE G - SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------

  Authorized stock of the Company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. No shares of preferred stock have been issued. on January 5, 1996, the Company completed a public offering of 1,100,000 shares of common stock and 1,265,000 warrants to purchase common stock. Each warrant entitles the holder to purchase one share of common stock at $4.00 per share. The warrants are exercisable beginning December 21, 1996 and expire December 21, 2000. The warrants are redeemable by the Company with 30 days written notice at the rate of $.10 per warrant after December 21, 1996 and only if the average stock closing bid price equals or exceeds $7.50 per share for 10 consecutive trading days.

  The Company also completed a private placement of 323,564 common shares and 3,235,644 warrants in October 1995. The terms of the private placement warrants are identical to the terms of the warrants issued in the public offering.

  The Company has a stock option plan which allows officers, directors and key employees of the Company to receive non-qualified and incentive stock options. The Company awarded 100,000 non-qualified stock options to certain officers and directors on October 1, 1994 with an exercise price of $4.00 per share. These options became 100% vested and exercisable on September 30, 1996 and expire September 30, 1999. All non-qualified stock options were outstanding at September 30, 1996. As of September 30, 1996, there were 100,000 incentive stock options available for grant.


NOTE H - INCOME TAXES
-------------------------------------------------------------------------------
  The Company accounts for income taxes as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires deferred income taxes to be accounted for using the liability method and allows recognition of operating loss and tax credit carryforwards as deferred tax assets.

  The components of income tax expense for the years ended September 30 are as follows:

(Dollars in thousands)                             1996           1995
-------------------------------------------------------------------------------

Current:
  Federal                                      $    182.2       $   150.4
  State                                              41.9            30.8
-------------------------------------------------------------------------------
                                                    224.1           181.2
Deferred:
  Federal                                           (14.7)            2.0
  State                                              (3.5)            0.5
-------------------------------------------------------------------------------
        Total                                  $    205.9       $   183.7
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

NOTE I - COMMITMENTS
-------------------------------------------------------------------------------

  The Company has entered into employment agreements with the President through September 30, 1997 and the Chief Financial Officer through March 31, 1997. the agreements provide for minimum annual base salaries of $225,000 and $85,000, respectively.

  The Company guaranteed a loan to a bank for the President of the Company. The loan was paid in full during 1995.

  Previously outstanding stock redemption agreements with several of the Company's directors were terminated in conjunction with the Company's public offering.

NOTE J - RELATED PARTY TRANSACTIONS
-------------------------------------------------------------------------------

  The Company has extended loans to various related parties. The notes are secured by common stock of the Company or other property. The notes mature from 1997 through 2000 and have interest rates ranging from 12.22% to 16.77%. The totals of the notes and accrued interest receivable from the related parties were $83,368 and $58,974 at September 30, 1996 and 1995, respectively. Long-term portions of these notes are included in notes receivable and current portions of these notes are included as current assets in notes receivable.

  The Company sold 400,000 shares of the Company's common stock to a private investor group in exchange for a note receivable of $470,000 in January 1995. Robert M. Rubin holds greater than 5% of the outstanding common stock, and Stephen A. Weiss and Arthur J. Berry are Directors of the Company. The proportionate outstanding principal and accrued interest for these three individuals at September 30, 1996 and 1995 was $465,242 and $445,560, respectively.

  The Company entered into agreements with J.R. Strunk and Vance Strunk, brothers of Douglas Strunk, a Director of the Company, to serve as independent buyers for the Company during 1996 and 1995. These buyers purchased $1,190,598 and $382,748 of used axles and tires for the Company in 1996 and 1995, respectively. In order to facilitate transactions between the Company and the buyers, the Company advances cash to the buyers. at September 30, 1996 and 1995, the Company had advanced $16,364 and $23,389, respectively. The advances are included in accounts receivable.

  The Company purchased property from a related party for $66,500 during 1996. The Company financed $46,500 of the purchase price with a note bearing interest at 8% maturing 2005. A total of $2,420 of interest was paid to the related party prior to paying the note in full during 1996.

NOTE K - EMPLOYEE BENEFITS
-------------------------------------------------------------------------------

  The Company sponsors a 401(k) plan through which the employer matched 100% of employees' contributions up to 3% of wages for contributions beginning August 1, 1996 and 100% of contributions up to 6% of wages for the reported periods prior to August 1, 1996. Employer contributions to the plan were $56,925 and $49,381 in 1996 and 1995, respectively.

NOTE L - SUBSEQUENT EVENTS
-------------------------------------------------------------------------------

  Effective November 14, 1996, the Company acquired Bradley Enterprises, Inc. (Bradley), an axle and tire recycler headquartered in Centralia, Washington. The Company issued 940,000 restricted shares of its common stock and paid $500,000 cash for the outstanding common stock of Bradley. The Company plans to account for this transaction as a purchase.

  Subsequent to year-end, the Company obtained the services of Robert M. Rubin who owns in excess of 5% of the outstanding common shares in its effort to complete the merger with Bradley and various other mergers with axle and tire recycling companies. The Company plans to pay a total of $348,200 in three equal payments through January 1998, charge the amount to other assets, and allocate the amount to the purchase price of each merger for amortization over a period of 60 months from the date of each merger.

INDEPENDENT AUDITORS' REPORT
-------------------------------------------------------------------------------

To the Shareholders and Board of Directors
T.J.T., Inc.
Emmett, Idaho

    We have audited the accompanying balance sheets of T.J.T., Inc., as of September 30, 1996 and 1995, and the related statements of income, cash flows, and changes in shareholders' equity, for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of T.J.T., Inc., as of September 30, 1996 and 1995, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

November 15, 1996

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------
(a) EXHIBITS

    The following documents are filed as Exhibits to this Form 10-KSB:

    3.1 Articles of Incorporation of T.J.T., Inc., a Washington corporation; incorporated by reference to Exhibit 3.1 to the Registrant's Form SB-2 Registration Statement dated
          October 20, 1995, as amended December 6, 1995 (Commission File No. 33-98404).

    3.2 Bylaws of T.J.T., Inc., a Washington corporation; incorporated by reference to Exhibit 3.2 to the Registrant's Form SB-2 Registration Statement dated October 20, 1995, as amended December 6, 1995 (Commission File No. 33-98404).

    4.1 Specimen Common Stock Certificate; incorporated by reference to Exhibit 4.1 to the Registrant's Form SB-2 Registration Statement dated October 20, 1995, as amended December 6, 1995 (Commission File No. 33-98404).

    4.2   Specimen Redeemable Common Stock Purchase Warrant;
          incorporated by reference to Exhibit 4.2 to the Registrant's Form SB-2 Registration Statement dated October 20, 1995, as amended December 6, 1995 (Commission File No. 33-98404).

    4.3 Form of Underwriter's Warrant Agreement; incorporated by reference to Exhibit 4.3 to the Registrant's Form SB-2
          Registration Statement dated October 20, 1995, as amended December 6, 1995 (Commission File No. 33-98404).

    4.4 Form of Warrant Agreement issued to 1995 Private Placement Investors in October 1995; incorporated by reference to
          Exhibit 4.4 to the Registrant's Form SB-2 Registration Statement dated October 20, 1995, as amended December 6, 1995
          (Commission File No. 33-98404).

    4.5 Form of Registration Rights Agreement issued in connection with 1995 Private Placement; incorporated by reference to
          Exhibit 4.5 to the Registrant's Form SB-2 Registration Statement dated October 20, 1995, as amended December 6, 1995
          (Commission File No. 33-98404).

    9.1   Voting Trust Agreement - Not Applicable

    10.1  Form of Employment Agreement with Terrence J. Sheldon,
          President and Chief Executive Officer of the Company;
          incorporated by reference to Exhibit 10.1 to the Registrant's Form SB-2 Registration Statement dated October 20, 1995, as amended December 6, 1995 (Commission File No. 33-98404).

    10.2  Form of Employment Agreement with Andy C. Doll, Chief
          Financial Officer; incorporated by reference to Exhibit 10.2 to the Registrant's Form SB-2 Registration Statement dated
          October 20, 1995, as amended December 6, 1995 (Commission File No. 33-98404).

    10.3  Consulting Agreement with Stephen A. Weiss, Director;
          incorporated by reference to Exhibit 10.3 to the Registrant's Form SB-2 Registration Statement dated October 20, 1995, as amended December 6, 1995 (Commission File No. 33-98404).

    10.4 Stock Option Plan; incorporated by reference to Exhibit 10.4 to the Registrant's Form SB-2 Registration Statement dated
          October 20, 1995, as amended December 6, 1995 (Commission
          File No. 33-98404).

    10.5  Lease dated December 1984, as amended, between Theodore
          Muller Trust, as lessor, and the Registrant as lessee, related to recycling and distribution facility in Salem, Oregon; incorporated by reference to Exhibit 10.5 to the Registrant's Form SB-2 Registration Statement dated October 20, 1995, as amended
          December 6, 1995 (Commission File No. 33-98404).

    10.6 Lease dated March 22, 1993 between T.J.T. Enterprises, as lessor, and the Registrant as lessee, related to administrative office building in Emmett, Idaho; incorporated by reference to
          Exhibit 10.6 to the Registrant's Form SB-2 Registration
          Statement dated October 20, 1995, as amended
          December 6, 1995 (Commission File No. 33-98404).

    10.7 Lease dated March 22, 1993 between T.J.T. Enterprises, as lessor, and the Registrant as lessee, related to storage yard in Emmett, Idaho; incorporated by reference to Exhibit 10.7 to the Registrant's Form SB-2 Registration Statement dated October 20, 1995, as amended December 6, 1995 (Commission File No. 33- 98404).

    10.8  Lease dated May 23, 1991 between Terrence J. Sheldon and
          Jerry L. Radandt, as lessors, and the Registrant as lessee, related to recycling plant in Emmett, Idaho; incorporated by reference to
          Exhibit 10.8 to the Registrant's Form SB-2 Registration Statement dated October 20, 1995, as amended December 6, 1995 (Commission File No. 33-98404).

    10.9  Lease dated May 23, 1991 between Terrence J. Sheldon and
          Jerry L. Radandt, as lessors, and the Registrant as lessee, related to tire shop in Emmett, Idaho; incorporated by reference to
          Exhibit 10.9 to the Registrant's Form SB-2 Registration Statement dated October 20, 1995, as amended December 6, 1995 (Commission File No. 33-98404).

    11.1  Statement Re: Computation of Earnings Per Share - Not Applicable

    16.1  Letter on Change in Certifying Accountant - Not Applicable

    21.1  Subsidiaries of the Registrant - Not Applicable

    23.1* Consent of Independent Public Auditors, Page 28

    24.1  Power of Attorney - Not Applicable

    27.1  Financial Data Schedule

   -----------------------------

    *     Filed herewith

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 1996.

SIGNATURES
-------------------------------------------------------------------------------

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  T.J.T., INC.
                                  REGISTRANT


  Date:  December 26, 1996        By: /s/ TERRENCE J. SHELDON
                                  --------------------------------------------
                                  Terrence J. Sheldon, President and
                                  Chief Executive Officer

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  Date:  December 26, 1996        By: /s/ TERRENCE J. SHELDON
                                  --------------------------------------------
                                  Terrence J. Sheldon, President, Chief
                                  Executive Officer and Chairman of the
                                  Board of Directors


  Date:  December 26, 1996        By: /s/ ANDY C. DOLL
                                  --------------------------------------------
                                  Andy C. Doll, Vice President, Treasurer,
                                  Chief Financial Officer and Director


  Date:  December 26, 1996        By: /s/ JOHN W. EAMES, III
                                  --------------------------------------------
                                  John W. Eames, III, General Manager - Oregon
                                  Facility and Director


  Date:  December 26, 1996        By: /s/ DOUGLAS A. STRUNK
                                  --------------------------------------------
                                  Douglas A. Strunk, Sales Manager - Idaho
                                  Facility and Director


  Date:  December 26, 1996        By: /s/ ROBERT L. BURKHART
                                  --------------------------------------------
                                  Robert L. Burkhart, Plant Manager - Idaho and
                                  Director


  Date:  December 26, 1996        By: /s/ DARLE E. LACEY
                                  --------------------------------------------
                                  Darle E. Lacey, Dealer Sales Manager - Oregon
                                  Facility and Director

  Date:  December 26, 1996        By: /s/ APRIL L. KIERSTEAD
                                  --------------------------------------------
                                  April L. Kierstead, Assistant Treasurer,
                                  Secretary and Director


  Date:  December 26, 1996        By: /s/ STEPHEN A. WEISS
                                  --------------------------------------------
                                  Stephen A. Weiss, Director


  Date:  December 26, 1996        By: /s/ ARTHUR J. BERRY
                                  --------------------------------------------
                                  Arthur J. Berry, Director

CONSENT OF INDEPENDENT PUBLIC AUDITORS
------------------------------------------------------------------------------

To T.J.T., Inc.:

As independent auditors, we hereby consent to the incorporation by reference of our report dated November 15, 1996, included in this Form 10-KSB, into the Company's previously filed Registration Statement on Form SB-2 File No. 33-98404 as filed with the Securities and Exchange Commission.



Balukoff, Lindstrom & Co., P.A.


Boise, Idaho
December 26, 1996