Form 10QSB
period 1996-12-31
TJT INC
filed 1997-02-14
CIK 1002577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                              For the Quarter Ended

                                DECEMBER 31, 1996

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

--------------------------------------------------------------------------------
        The registrant's common stock and warrants are registered on the
                             Nasdaq SmallCap Market
--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days. Yes [X] No [ ]

--------------------------------------------------------------------------------

           At December 31, 1996, 4,563,564 shares of the registrant's common stock were outstanding.
--------------------------------------------------------------------------------

                                  T.J.T., INC.
                                   FORM 10-QSB
                                DECEMBER 31, 1996

                                TABLE OF CONTENTS

                         PART I.  FINANCIAL INFORMATION
                                                                            PAGE
Item 1. Financial Statements

               Statements of Income for the Three Months
               Ended December 31, 1996 and 1995                              3

               Balance Sheet at December 31, 1996 and
               September 30, 1996                                            4

               Statements of Cash Flows for the Three
               Months Ended December 31, 1996 and 1995                       5

               Notes to Financial Statements                                 6

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        8



                           PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                     11

Signatures                                                                   11

                                  T.J.T., INC.
                              STATEMENTS OF INCOME
                 (Dollars in thousands except per share amounts)


For the three months ended December 31,             1996            1995
                                               ------------    ------------
Sales (net of returns and allowances):
   Axles and tires                             $    2,895.5    $    1,809.6
   Accessories and siding                           1,281.6           952.3
                                               ------------    ------------
      Total sales                                   4,177.1         2,761.9

Cost of goods sold                                  3,456.1         2,268.2
                                               ------------    ------------

   Gross profit                                       721.0           493.7

Selling, general and administrative
 expenses                                             711.2           467.0
Interest expense                                        1.3             9.7
                                               ------------    ------------
   Operating income                                     8.5            17.0

Income on investment property                           4.3            13.1
Other income (expense)                                 48.0            16.6
                                               ------------    ------------

   Income before taxes                                 60.8            46.7

Income taxes                                           24.2            19.2
                                               ------------    ------------
   Net income                                   $      36.6    $       27.5
                                               ------------    ------------
                                               ------------    ------------

Net income per common share                     $       .01    $        .01
Weighted average shares outstanding               4,105,982       2,523,564
                                               ------------    ------------
                                               ------------    ------------



See accompanying notes to financial statements.

                                  T.J.T., INC.
                                 BALANCE SHEETS

                             (Dollars in thousands)

                                                  Dec. 31        Sept. 30,
                                                    1996            1996
                                               ------------    ------------
Current assets:
   Cash and cash equivalents                     $  1,672.5      $  2,736.6
   Accounts receivable and notes receivable           943.9         1,073.4
   Inventories                                      2,831.7         1,662.0
   Prepaid expenses and other current assets          122.1           118.6
                                               ------------    ------------
      Total current assets                          5,570.2         5,590.6

Property, plant and equipment, net of
   accumulated depreciation                         1,071.5           511.4

Notes receivable                                      419.2           402.3
Real estate held for investment                       457.4           457.9
Deferred charges and other assets                     374.4            36.2
Goodwilll                                           1,004.9            -
                                               ------------    ------------
   Total assets                                  $  8,897.6      $  6,998.4
                                               ------------    ------------
                                               ------------    ------------
Current liabilities:
   Accounts payable                              $    666.6       $   499.1
   Accrued liabilities and deferred income            523.6           103.6
   Income taxes payable                                32.8            44.2
                                               ------------    ------------
      Total current liabilities                     1,223.0           646.9

Long-term debt                                                         -
Deferred credits and other noncurrent
 obligations                                          112.7           113.6
Deferred income taxes                                  34.2            13.6
                                               ------------    ------------
   Total liabilities                                1,369.9           774.1
                                               ------------    ------------

Shareholders' equity:
   Common stock, $.001 par value; 10,000,000
      shares authorized;  4,563,564 and
      2,523,564 shares issued and
      outstanding                                       4.6             3.6
   Common stock warrants                              113.0           113.0
   Capital surplus                                  5,638.7         4,320.0
   Retained earnings                                2,294.3         2,257.7
   Treasury stock (9,601 shares at cost)              (52.9)           -
   Stock subscriptions receivable                    (470.0)         (470.0)
                                               ------------    ------------
      Total shareholders' equity                    7,527.7         6,224.3
                                               ------------    ------------
          Total liabilities and
          shareholders' equity                   $  8,897.6      $  6,998.4
                                               ------------    ------------
                                               ------------    ------------


See accompanying notes to financial statements.

                                  T.J.T., INC.
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)





For the three months ended December 31,             1996           1995
                                               ------------    ------------
Cash flows from operating activities:
   Net income                                        $36.6         $   27.5
   Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Depreciation and amortization                   61.9             31.3
      Gain on sale of assets                          (3.6)           (14.4)
      Change in receivables                          782.6            264.2
      Change in inventory                           (167.0)          (393.6)
      Change in prepaid expenses and other
       current assets                                  (.2)          (193.9)
      Change in accounts payable                    (130.4)            23.6
      Change in other assets and liabilities        (172.2)           (39.6)
                                               ------------    ------------
         Net cash provided by operating
          activities                                 407.7           (294.9)
                                               ------------    ------------
Cash flows from investing activities:
   Additions to property, plant and
    equipment                                        (49.1)           (39.8)
   Issuance of notes receivable                      (33.6)           (23.5)
   Payments on notes receivable                       25.7             25.6
   Proceeds from sale of assets                       14.6                -
   Land purchased for investment                        .6            (85.8)
   Cash paid for acquisition net of cash
    acquired                                        (466.7)               -
                                               ------------    ------------
      Net cash used by investing activities         (508.5)          (123.5)
                                               ------------    ------------

Cash flows from financing activities:
   Issuance of common stock and warrants                 -            256.8
   Payments on debt                                 (907.6)        (1,058.2)
   Proceeds from debt                                    -          1,220.0
   Treasury stock transactions                       (55.7)               -
                                               ------------    ------------
      Net cash provided by financing
       activities                                   (963.3)           418.6
                                               ------------    ------------
Net increase (decrease) in cash and cash
 equivalents                                      (1,064.1)             0.2
Cash and cash equivalents at October 1             2,736.6              0.9
                                               ------------    ------------


Cash and cash equivalents at December 31          $1,672.5         $    1.1
                                               ------------    ------------
                                               ------------    ------------
Supplemental information:
   Interest paid                                  $    1.3         $   12.0
   Income taxes paid                                  41.5             30.0

Noncash transactions:
   Acquisition of land by assumption of debt      $      -         $   47.0
   Deferred gain on sale of land                       2.6             11.9
   Sale of equipment by issuance of note
    receivable                                           -              3.0
   Issuance of stock for business combination      1,396.6                -

See accompanying notes to financial statements.

                                  T.J.T., INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE A-UNAUDITED INTERIM FINANCIAL STATEMENTS



In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company (the Company) and the results of operations and cash flows.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out and average cost methods) or market.

(Dollars in thousands)                            Dec. 31,         Sept. 30,
                                                    1996              1996
                                               ------------    ------------
Raw materials                                        $651.6          $397.7

Finished goods                                      2,180.1         1,264.3
                                               ------------    ------------
   Total                                           $2,831.7        $1,662.0
                                               ------------    ------------
                                               ------------    ------------


NOTE C - PROPERTY, PLANT AND EQUIPMENT
                                                  Dec. 31,       Sept. 30,
(Dollars in thousands)                              1996           1996
                                               ------------    ------------
Land and building                                    $122.5          $119.5
Leasehold improvements                                399.1           111.3
Furniture and equipment                               951.1           375.2
Vehicles and trailers                                 880.7           434.1
                                               ------------    ------------
                                                    2,353.4         1,040.1
Less accumulated depreciation                       1,281.9           528.7
                                               ------------    ------------
   Net property, plant and equipment               $1,071.5          $511.4
                                               ------------    ------------
                                               ------------    ------------

NOTE D - SHAREHOLDERS' EQUITY

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

On November 14, 1996, the company issued 940,000 restricted shares of common stock and paid $500,000 to acquire Bradley Enterprises, Inc.

The Company has a stock option plan which allows officers, directors and key employees of the Company to receive non-qualified and incentive stock options. The Company awarded 100,000 non-qualified stock options to certain officers and directors on October 1, 1994 with an exercise price of $4.00 per share. These options became 100% vested and exercisable on September 30, 1996 and expire September 30, 1999. All non-qualified stock options were outstanding at December 31, 1996. There were 85,000 incentive stock options available for grant at December 31, 1996.


NOTE E - OTHER

During the quarter ended December 31, 1996, the company reviewed its contract with Toluca Pacific Securities Corporation (Toluca Pacific) and determined that the nature of the $100,000 fee paid at closing was additional compensation to the underwriters for the initial public offering rather than fees for services to be provided at a later date. The contract was originally recorded as a prepaid asset and was being amortized over three years. The amount amortized prior to the company's determination that the payment was improperly classified as a prepaid asset is not material for treatment as a prior period adjustment. The balance of the prepaid asset was transferred to paid in capital as a reduction of proceeds for expenses related to the issuance of equity securities.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

All period references are to the three month periods ended December 31, 1996 and 1995, unless otherwise indicated. Quarterly financial results may not be indicative of the financial results for any future period. All tabular dollar amounts are stated in thousands.

Net income for the first three months of fiscal 1997 was $36,596 or $.01 per weighted average share, on net sales of $4,177,118. For the first three months of fiscal 1996, net income was $27,526, or $.01 per weighted average share, on net sales of $2,761,888.

Earnings per share was affected by an increase in average shares outstanding to 4,105,982 from 2,523,564 for the same period in 1996. Share growth was a direct result of the initial public offering which settled in January 1996 and 940,000 restricted shares issued for the purchase of Bradley Enterprises, Inc. in November 1996.

Effective November 14, 1996, the Company acquired Bradley Enterprises, Inc., an axle and tire refurbisher headquartered in Centralia, Washington. The acquisition was accounted for as a purchase and generated an intangible asset of $1.01 million with an estimated useful life of 15 years. An additional $201 thousand of direct acqusition costs were incurred to complete the transaction. These costs are being amortized over five years.

The proposed purchase of Leg-it Tire Co., Inc., located near Sacramento, California, with approximately $5 million in annual sales, is still pending. The Company expects to complete the merger during the quarter ended June 30, 1997.

The combination of the three companies should result in significant economies of scale and improved profit margins for the Company. It will make the Company the largest axle and tire repair and reconditioning company for the manufactured housing industry in the Western United States.

RESULTS OF OPERATIONS:

The following table sets forth the operating data of the Company as a percentage of net sales for the periods indicated below:

                                          QUARTER ENDED        QUARTER ENDED
                                       DECEMBER 31, 1996     DECEMBER 31, 1995
                                       -----------------     -----------------
Axle and tire reconditioning                69.3%                 65.5%
Manufactured housing accessories
 and siding                                 30.7                  34.5
Gross margin                                17.3                  17.9
Selling expense                              9.6                  10.0
Administrative expense                       7.5                   6.9
Interest expense                               -                    .4
Interest income                              1.1                    .5
Investment property income                    .1                    .5
Other income                                  .1                    .1


Total sales of $4,177,118 for the three months ended December 31, 1996 were up 51% from $2,761,888 for the first quarter ended December 31, 1995. The increase is primarily related to sales generated by the former Bradley Enterprises. Without the merger, sales for the quarter ended December 31, 1996 would have increased 6% from the quarter ended December 31, 1995. The company experienced some extreme weather conditions in parts of its market area during late December which had a negative impact on sales.

The Company's gross profit for the three months ended December 31, 1996 was $720,985, up $227,281 or 46% from the same period in 1995. Overall gross margin excluding the Bradley merger was 20.67%, up from 17.88% for the first three months of fiscal 1996.

Operating expense for the first three months of fiscal 1996 increased $235.722 to $712,500. Expenses related to sales increased $123,822 or 45%. Administrative expense increased $120,308 or 63%, primarily due to the merger with Bradley Enterprises. The investment property management department was closed during the fourth quarter of fiscal 1996.

As a result of the above factors, operating income for the first three months of fiscal 1997 was $8,485 compared to $16,926 for the first quarter of fiscal
1996.

During the first three months of fiscal 1997, the Company generated other income of $52,273 compared to $29,752 for the first fiscal quarter of 1996.

All of the factors previously stated caused an increase in net income of 33% to $36,596 for the first three months of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES:

Historically, the Company's principal sources of liquidity have been retained earnings from operations as well as borrowings under a revolving line of credit with a bank.

The Company has a $700,000 maximum bank line of credit secured by designated percentages of eligible accounts receivable and inventories. The line has not been drawn on since January 1996 when it was paid off with proceeds from the Initial Public Offering. The outstanding balance on December 31, 1995 was $546,204. The operating line remains open and available, if necessary, at a rate of prime plus 1%, and matures January 24, 1997.

In October 1995, the Company received an aggregate of $326,800 from the private placement of 323,564 shares of its Common Stock and 3,235,644 Private Placement Warrants. The Private Placement Warrants are exercisable at $4.00 per share (subject to adjustment pursuant to the anti-dilution provisions thereof) until December 21, 2000, when the Private Placement Warrants expire.

In January 1996, the Company received $3,437,709, net of expenses, from the sale of 1,100,000 shares of Common Stock and 1,265,000 Common Stock Purchase Warrants through an Initial Public Offering. The shares of Common Stock were sold at $4.00 per share and the Common Stock Purchase Warrants at $.10 each. Toluca Pacific Securities Corporation acted as underwriter for the offering.

PART II.  OTHER INFORMATION

ITEM 6. (a) Form 8-K announcing the merger of Bradley Enterprises, Inc. with and into the company effective November 14, 1996.




                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   T.J.T., INC.
                                   Registrant

Date:  February 14,                By: /s/Andy C. Doll
                                       ------------------------------
                                   Andy C. Doll, Vice President and Chief
                                    Financial Officer