Form 10QSB
period 1997-03-31
TJT INC
filed 1997-05-15
CIK 1002577

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

                                    MARCH 31, 1997

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days. Yes /X/ No / /

--------------------------------------------------------------------------------

At March 31, 1997, 4,563,564 shares of the registrant's common stock were outstanding.
--------------------------------------------------------------------------------

                                     T.J.T., INC.
                                     FORM 10-QSB
                                    MARCH 31, 1997

                                  TABLE OF CONTENTS

                            PART I.  FINANCIAL INFORMATION

                                                                          PAGE

Item 1. Financial Statements

               Balance Sheet at March 31, 1997 and
               September 30, 1996                                          3

               Statements of Income for the Three Months
               and Six Months Ended March 31, 1997 and 1996                4

               Statements of Cash Flows for the Six
               Months Ended March 31, 1997 and 1996                        5

               Notes to Financial Statements                               6

Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                   8



                            PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders              11

Item 6.   Exhibits and Reports on Form 8-K                                 11

Signatures                                                                 12

                                     T.J.T., INC.
                                    BALANCE SHEETS
                                (Dollars in thousands)

                                                                  Mar. 31      Sept. 30,
                                                                   1997          1996
                                                                ----------    ----------
Current assets:
    Cash and cash equivalents                                   $  1,117.1    $  2,736.6
    Accounts receivable and notes receivable                       1,403.2       1,073.4
    Inventories                                                    2,681.2       1,662.0
    Prepaid expenses and other current assets                        313.7         118.6
                                                                ----------    ----------
         Total current assets                                      5,515.2       5,590.6

Property, plant and equipment, net of
    accumulated depreciation                                       1,037.7         511.4

Notes receivable                                                     437.6         402.3
Real estate held for investment                                      306.7         457.9
Deferred charges and other assets                                    377.3          36.2
Goodwill                                                             988.1           -
                                                                ----------    ----------
    Total assets                                                $  8,662.6    $  6,998.4
                                                                ----------    ----------
                                                                ----------    ----------

Current liabilities:
    Accounts payable                                              $  391.1      $  499.1
    Accrued liabilities and deferred income                          608.9         103.6
    Income taxes payable                                               5.1          44.2
                                                                ----------    ----------
         Total current liabilities                                 1,005.1         646.9

Deferred credits and other noncurrent obligations                    116.0         113.6
Deferred income taxes                                                 34.2          13.6
                                                                ----------    ----------
    Total liabilities                                              1,155.3         774.1
                                                                ----------    ----------

Shareholders' equity:
    Common stock, $.001 par value; 10,000,000
         shares authorized;  4,563,564 and 3,623,564
         shares issued and outstanding                                 4.6           3.6
    Common stock warrants                                            113.0         113.0
    Capital surplus                                                5,627.3       4,320.0
    Retained earnings                                              2,209.0       2,257.7
    Treasury stock (6,409 shares at cost)                            (35.3)          -
    Stock subscriptions receivable                                  (411.3)       (470.0)
                                                                ----------    ----------
         Total shareholders' equity                                7,507.3       6,224.3
                                                                ----------    ----------
         Total liabilities and shareholders' equity             $  8,662.6    $  6,998.4
                                                                ----------    ----------
                                                                ----------    ----------

See accompanying notes to financial statements.

                            T.J.T., INC.
                        STATEMENTS OF INCOME
            (Dollars in thousands except per share amounts)

                                                                     Three Months Ended              Six Months Ended
                                                                          March 31,                     March 31,
                                                                ------------------------------------------------------
                                                                    1997           1996           1997          1996
                                                                ----------     ----------     ----------    ----------
Sales (net of returns and allowances):
    Axles and tires                                             $  4,155.0     $  1,804.6     $  7,050.5    $  3,598.1
    Accessories and siding                                         1,525.5          736.0        2,807.1       1,704.4
                                                                ----------     ----------     ----------    ----------
         Total sales                                               5,680.5        2,540.6        9,857.6       5,302.5

Cost of goods sold                                                 4,910.5        2,074.6        8,366.6       4,342.8
                                                                ----------     ----------     ----------    ----------
    Gross profit                                                     770.0          466.0        1,491.0         959.7

Selling, general and administrative expenses                         948.2          478.1        1,659.4         945.2
                                                                ----------     ----------     ----------    ----------
    Operating income (loss)                                         (178.2)         (12.1)        (168.4)         14.5

Interest income                                                       27.9           47.8           72.0          61.9
Interest expense                                                      (2.5)          (2.1)         (12.1)        (11.8)
Income on investment property                                         40.5           14.1           53.1          27.2
Other income (expense)                                                (2.8)           4.3            1.1           6.8
                                                                ----------     ----------     ----------    ----------
    Income (loss) before taxes                                      (115.1)          52.0          (54.3)         98.6

Income taxes                                                         (29.8)          21.1           (5.6)         40.2
                                                                ----------     ----------     ----------    ----------
    Net income (loss)                                             $  (85.3)       $  30.9       $  (48.7)      $  58.4
                                                                ----------     ----------     ----------    ----------
                                                                ----------     ----------     ----------    ----------
Net income (loss) per common share                                 $  (.02)        $  .01        $  (.01)       $  .02
Weighted average shares outstanding                              4,555,688      3,575,212      4,329,606     3,046,515
                                                                ----------     ----------     ----------    ----------
                                                                ----------     ----------     ----------    ----------


See accompanying notes to financial statements.

                            T.J.T., INC.
                      STATEMENTS OF CASH FLOWS
                        (Dollars in thousands)


For the six months ended March 31,                                  1997           1996
                                                                  ---------      --------
Cash flows from operating activities:
    Net income (loss)                                             $  (48.7)    $     58.4
    Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                               151.7           62.1
         Gain on sale of assets                                      (37.6)         (31.2)
         Change in receivables                                       298.5           82.4
         Change in inventories                                       (16.5)        (204.2)
         Change in prepaid expenses and other current assets        (191.9)         (83.3)
         Change in accounts payable                                 (458.1)         (74.3)
         Change in other assets and liabilities                      (58.7)         (59.5)
                                                                  ---------      --------
            Net cash used by operating activities                   (361.3)        (249.6)
                                                                  ---------      --------
Cash flows from investing activities:
    Additions to property, plant and equipment                       (93.4)         (36.4)
    Issuance of notes receivable                                     (17.4)          (2.4)
    Payments on notes receivable                                      16.2           -
    Proceeds from sale of assets                                      17.6           -
    Land purchased for investment                                      -           (326.9)
    Sale of land held for investment                                 184.0           -
    Cash paid for acquisition net of cash acquired                  (466.7)          -
                                                                  ---------      --------
         Net cash used by investing activities                      (359.7)        (365.7)
                                                                  ---------      --------

Cash flows from financing activities:
    Issuance of common stock and warrants                              -          3,675.3
    Payments on debt                                                (907.6)      (1,895.7)
    Proceeds from debt                                                 -          1,399.7
    Payments on stock subscription receivable                         58.7            -
    Treasury stock transactions                                      (49.6)           -
                                                                  ---------      --------
         Net cash (used) provided by financing activities           (898.5)       3,179.3
                                                                  ---------      --------

Net increase (decrease) in cash and cash equivalents              (1,619.5)       2,564.0
Beginning cash and cash equivalents                                2,736.6             .9
                                                                  ---------      --------

Ending cash and cash equivalents                                $  1,117.1     $  2,564.9
                                                                  ---------      --------
                                                                  ---------      --------

Supplemental information:
    Interest paid                                               $     10.2     $     17.8
    Income taxes paid                                                150.2           83.8
Noncash transactions:
    Acquisition of land by assumption of debt                   $      -       $  186.5
    Deferred gain on sale of land                                      2.6           25.0
    Sale of assets by issuance of note receivable                      -             69.5
    Issuance of stock for business combination                     1,383.7            -



See accompanying notes to financial statements.

                                     T.J.T., INC.
                            NOTES TO FINANCIAL STATEMENTS

NOTE A-UNAUDITED INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of T.J.T., Inc. (the Company) and the results of operations and cash flows. Certain reclassifications of 1996 amounts were made in order to conform with the 1997 presentation, none of which affect previously reported net income.

NOTE B-INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out and average cost methods) or market.

(Dollars in thousands)                         Mar. 31      Sept. 30,
                                                1997           1996
                                              --------       --------
Raw materials                                   $486.7         $397.7
Finished goods                                 2,194.5        1,264.3
                                              --------       --------
    Total                                     $2,681.2       $1,662.0
                                              --------       --------
                                              --------       --------

NOTE C-PROPERTY, PLANT AND EQUIPMENT
                                               Mar. 31      Sept. 30,
(Dollars in thousands)                          1997           1996
                                              --------       --------
Land and building                               $122.5        $119.5
Leasehold improvements                           401.6         111.3
Furniture and equipment                          975.1         375.2
Vehicles and trailers                            889.4         434.1
                                              --------       --------
                                               2,388.6       1,040.1
Less accumulated depreciation                  1,350.9         528.7
                                              --------       --------
    Net property, plant and equipment         $1,037.7        $511.4
                                              --------       --------
                                              --------       --------

NOTE D-SHAREHOLDERS' EQUITY

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

On November 14, 1996, the Company issued 940,000 restricted shares of common stock and paid $500,000 to acquire Bradley Enterprises, Inc. The Company acquired accounts and notes receivable of $657,300, inventory of $1,002,800, fixed assets of $577,600, and other assets of $118,400. The Company assumed $575,300 of accounts payable and accrued expenses and $907,600 of interest-bearing debt. Based on the purchase price of $1,883,700, goodwill of $1,010,500 was recorded.

The Company has a stock option plan which allows officers, directors and key employees of the Company to receive non-qualified and incentive stock options. The Company awarded 100,000 non-qualified stock options to certain officers and directors on October 1, 1994 with an exercise price of $4.00 per share. These options became 100% vested and exercisable on September 30, 1996 and expire September 30, 1999. All non-qualified stock options were outstanding at December 31, 1996. There were 85,000 incentive stock options available for grant at March 31, 1997.

NOTE E-OTHER

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

All quarter-to-date references are to the three-month periods ended March 31, 1997 and 1996. All year-to-date references are to the six-month periods ended March 31, 1997 and 1996. Quarterly financial results may not be indicative of the financial results for any future period.

Net loss for the quarter ended March 31, 1997 was $(86,600) or $(.02) per share on net sales of $5,680,500. For the quarter ended March 31, 1996, net income was $30,900 or $.01 per share on net sales of $2,540,600. Year-to-date net loss for the period ended March 31, 1997 was $(48,700) or $(.01) per share on net sales of $9,857,600. Net income for the six months ended March 31, 1996 was $58,400 or $.02 per share.

Earnings per share for the three-month and six-month periods were affected by an increase in average shares outstanding compared to the same period in 1996. Average shares outstanding for the 1997 quarter-to-date period were greater than the 1996 quarter-to-date period due to 940,000 restricted shares issued for the acquisition of Bradley Enterprises, Inc. in November 1996. Year-to-date shares outstanding for 1997 were greater than 1996 due to the acquisition and the Company's initial public offering completed in January 1996.

Effective November 14, 1996, the Company acquired Bradley Enterprises, Inc., an axle and tire refurbisher headquartered in Centralia, Washington. The acquisition was accounted for as a purchase and generated an intangible asset of $1,010,500 with an estimated useful life of 15 years. An additional $200,700 of direct acqusition costs were incurred to complete the transaction. These costs are being amortized over five years.

The proposed purchase of Leg-it Tire Co., Inc., located near Sacramento, California, with approximately $5 million in annual sales, is still pending. The Company expects to complete the merger of the axle and tire refurbisher during the quarter ended June 30, 1997.

Management expects the combination of the three companies to result in significant economies of scale and improved profit margins for the Company. The Company is currently the largest axle and tire repair and reconditioning company for the manufactured housing industry in the Western United States.

RESULTS OF OPERATIONS:

The following table sets forth the operating data of the Company as a percentage of net sales for the periods indicated below:

                                              Three months ended   Six months ended
                                              ------------------  ------------------
                                              Mar. 31,  Mar. 31,  Mar. 31,  Mar. 31,
                                               1997      1996      1997      1996
                                              --------  --------  --------  --------
Axle and tire reconditioning                    73.1%     71.0%     71.5%     67.9%
Manufactured housing accessories and siding     26.9      29.0      28.5      32.1
Gross margin                                    13.6      18.3      15.1      18.1
Selling expense                                  9.9      10.5       9.8      10.2
Administrative expense                           5.5       6.6       6.3       6.6
Interest expense                                 0.0       0.1       0.1       0.2
Interest income                                  0.5       1.9       0.7       1.2
Investment property income                       0.7       0.6       0.5       0.5
Other income                                     0.0       0.2       0.0       0.1


Sales for the quarter ended March 31, 1997 were up 124% compared to the quarter ended March 31, 1996. The increase is due to the acquisition of Bradley Enterprises and growth in sales generated by the Idaho operations. Total sales of $9,857,600 for the six months ended March 31, 1997 were up 86% from $5,302,500 for the six months ended March 31, 1996, primarily due to the acquisition. An increase in sales generated by Idaho operations for the six months ended March 31, 1997 of $457,100 also contributed to sales growth over the same period last year.

As expected, poor weather conditions during the winter months had a negative impact on sales and profits, again demonstrating the seasonality of the
Company's business.    The Company experienced net losses during the current
year for the months of November, December, January, and February. The Company recorded net income in March as sales volumes increased. The state of Oregon experienced particularly difficult conditions during the winter months. Based on statistics from the Oregon Building Codes Agency, production of manufactured homes decreased by over 500 units for the three months ended March 31, 1997 as compared to the same period last year. Production for the six months ended March 31, 1997 was down over 700 units from the same period last year. April statistics show more favorable results as production in the state of Oregon reached its highest level since September 1996.

The Company's gross profit for the quarter ended March 31, 1997 increased $304,000 or 65% to $770,000 from the same period in 1996. The Company's gross profit for the six months ended March 31, 1997 was $1,491,000, up $531,300 or 55% from the same period in 1996. Gross margin for the three months ended March 31, 1997 was 13.55% compared to 18.34% for the three months ended March 31, 1996. Gross margin for the six months ended March 31, 1997 was 15.13% compared to 18.10% for the same period last year. The Company is in the process of reducing its cost of goods sold by reducing price and running more efficient routes to collect axles and tires. As these goods pass through inventory and into cost of goods sold, gross margin should improve. Gross margin for March 1997 was 16.61% as the increased sales volume included some of the low cost goods and fixed manufacturing costs were covered to a greater degree than in prior months.

Sales expense for the three months ended March 31, 1997 increased $297,500 over the quarter ended March 31, 1996 to $563,000 while administrative expenses increased $161,400 over the same period a year ago to $385,200. Both increases were primarily due to the merger with Bradley Enterprises. Operating expenses for year-to-date 1997 were $1,659,400, an increase of $714,200 over the same period a year ago. Expenses related to sales increased $421,400 or 78%. Administrative expenses increased $292,800 or 72% primarily due to the merger.

As a result of the above factors, operating loss for the quarter ended March 31, 1997 was $(178,200) compared to an operating loss of $(12,100) for the quarter ended March 31, 1996. Operating loss for the six-month period ended March 31, 1997 was $(168,400) compared to $14,500 of operating income for year-to-date 1996. Operating income was consistent with management's expectations at the sales volume experienced during the first six months of fiscal 1997.

Interest income for quarter ended March 31, 1997 was $27,900, a decrease of $19,900 from the same period last year. Investment property income was $40,500 for the current quarter compared to $14,100 for the same quarter a year ago. During the six months ended March 31, 1997 the Company generated interest income of $72,000 and income from investment property of $53,100 compared to interest income of $61,900 and investment property income of $27,200 for the six months ended March 31, 1996. The decrease in interest income was due primarily to repayment of debt assumed in the Bradley Enterprises acquisition. The increase in investment property income was due primarily to the sale of land held for investment during the quarter ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES:

Historically, the Company's principal sources of liquidity have been retained earnings from operations as well as borrowings under a revolving line of credit with a bank.

The Company has a $2,000,000 maximum bank line of credit secured by designated percentages of eligible accounts receivable and inventories. The line has not been drawn on since January 1996 when it was paid off with proceeds from the initial public offering. The outstanding balance on December 31, 1995 was $546,204. The operating line remains open and available, if necessary, at a rate of prime plus .5%, and matures January 1998.

In October 1995, the Company received net proceeds of $258,000 from the private placement of 323,564 shares of its common stock and 3,235,644 private placement warrants. The private placement warrants are exercisable at $4.00 per share (subject to adjustment pursuant to the anti-dilution provisions thereof) until December 21, 2000, when the private placement warrants expire.

In January 1996, the Company received $3,258,000, net of expenses, from the sale of 1,100,000 shares of common stock and 1,265,000 common stock purchase warrants through an initial public offering. The shares of common stock were sold at $4.00 per share and the common stock purchase warrants at $.10 each.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting February 18, 1997. The following matters were voted upon by the shareholders:

Proposal No. 1:  Election of Directors with votes cast as follows:

                         In Favor       Against        Abstain
                         --------       -------        -------
Scott Beechie            3,350,188          -          10,256
John W. Eames III        3,350,188          -          10,256
Patricia I. Bradley      3,350,188          -          10,256

Proposal No. 2:  Ratification of Appointment of Auditors

                         In Favor       Against        Abstain
                         --------       -------        -------
                         3,351,992      4,456          3,996


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS - No exhibits required to be filed.

     (b) REPORTS ON FORM 8-K - Form 8-K filed on January 22, 1997 disclosing pro forma combined financial information related to the acquisition of Bradley Enterprises, Inc. in November 1996 and audited financial statements at and for the year ended September 30, 1996 for Bradley Enterprises, Inc.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        T.J.T., INC.
                                        Registrant

Date:     May 14, 1997             By:  /s/ Scott Beechie
                                       ------------------
                                         Scott Beechie, Vice President and
                                         Chief Financial Officer