Form 10QSB
period 1997-06-30
TJT INC
filed 1997-08-14
CIK 1002577

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                     FORM 10-QSB

       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                     ACT OF 1934

                                For the Quarter Ended

                                    JUNE 30, 1997

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

                                   (208) 365-5321
                            (Issuer's telephone number)
-------------------------------------------------------------------------------

The registrant's common stock and warrants are registered on the Nasdaq SmallCap Market
-------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days. Yes [X] No [ ]
-------------------------------------------------------------------------------

At June 30, 1997, 4,563,564 shares of the registrant's common stock were outstanding.
-------------------------------------------------------------------------------

                                     T.J.T., INC.
                                     FORM 10-QSB
                                    JUNE 30, 1997

                                  TABLE OF CONTENTS

                           PART I.  FINANCIAL INFORMATION

                                                                           PAGE

Item 1.  Financial Statements

              Balance Sheets at June 30, 1997 and
              September 30, 1996                                             3

              Statements of Income for the Three Months
              and Nine Months Ended June 30, 1997 and 1996                   4

              Statements of Cash Flows for the Nine
              Months Ended June 30, 1997 and 1996                            5

              Notes to Financial Statements                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      8



                           PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    11

Signatures                                                                   12


                                  T.J.T., INC.
                                 BALANCE SHEETS
                             (Dollars in thousands)


                                                          June 30,            Sept. 30,
                                                            1997                1996
                                                         ----------          ----------
Current assets:
  Cash and cash equivalents                              $   975.2           $ 2,736.6
  Accounts receivable and notes receivable                 1,538.1             1,073.4
  Inventories                                              3,052.8             1,662.0
  Prepaid expenses and other current assets                  184.3               118.6
                                                         ----------          ----------
  Total current assets                                     5,750.4             5,590.6
Property, plant and equipment, net of
  accumulated depreciation                                   997.4               511.4
Notes receivable                                             441.6               402.3
Real estate held for investment                              275.7               457.9
Deferred charges and other assets                            791.6                36.2
Goodwill                                                     971.2                 -
                                                         ----------          ----------
  Total assets                                           $ 9,227.9           $ 6,998.4
                                                         ----------          ----------
                                                         ----------          ----------
Current liabilities:
  Accounts payable                                       $   613.6           $   499.1
  Accrued liabilities and deferred income                    697.1               103.6
  Income taxes payable                                         8.5                44.2
                                                         ----------          ----------
  Total current liabilities                                1,319.2               646.9
Deferred credits and other noncurrent obligations            116.0               113.6
Deferred income taxes                                         34.2                13.6
                                                         ----------          ----------
  Total liabilities                                        1,469.4               774.1
                                                         ----------          ----------
Shareholders' equity:
  Common stock, $.001 par value; 10,000,000
  shares authorized;  4,563,564 and 3,623,564
  shares issued and outstanding                                4.6                 3.6
  Common stock warrants                                      113.0               113.0
  Capital surplus                                          5,627.3             4,320.0
  Retained earnings                                        2,460.2             2,257.7
  Treasury stock (6,409 shares at cost)                      (35.3)                -
  Stock subscriptions receivable                            (411.3)             (470.0)
                                                         ----------          ----------
  Total shareholders' equity                               7,758.5             6,224.3
                                                         ----------          ----------
  Total liabilities and shareholders' equity             $ 9,227.9           $ 6,998.4
                                                         ----------          ----------
                                                         ----------          ----------



See accompanying notes to financial statements.



                                        T.J.T., INC.
                                    STATEMENTS OF INCOME
                       (Dollars in thousands except per share amounts)

                                                      Three Months Ended              Nine Months Ended
                                                            June 30,                       June 30,
                                                   -------------------------     --------------------------
                                                      1997           1996          1997            1996
                                                   ----------     ----------     ----------     -----------
Sales (net of returns and allowances):
  Axles and tires                                  $  4,918.4     $  2,357.0     $ 11,968.9     $  5,955.1
  Accessories and siding                              1,950.4        1,124.7        4,757.5        2,829.1
                                                   ----------     ----------     ----------     ----------
  Total sales                                         6,868.8        3,481.7       16,726.4        8,784.2

Cost of goods sold                                    5,513.4        2,883.1       13,880.0        7,225.9
                                                   ----------     ----------     ----------     ----------
  Gross profit                                        1,355.4          598.6        2,846.4        1,558.3

Selling, general and administrative expenses            980.7          495.1        2,640.1        1,417.7
                                                   ----------     ----------     ----------     ----------
  Operating income                                      374.7          103.5          206.3          140.6

Interest income                                          34.5           49.2          106.5          111.1
Interest expense                                         (2.2)           -            (14.3)          (1.3)
Income (loss) on investment property                     24.9           (2.4)          78.0           (8.3)
Other income (expense)                                   (1.1)          (0.1)           -              6.7
                                                   ----------     ----------     ----------     ----------
Income before taxes                                     430.8          150.2          376.5          248.8

Income taxes                                            179.6           59.0          174.0           99.2
                                                   ----------     ----------     ----------     ----------
Net income                                         $    251.2     $     91.2     $    202.5     $    149.6
                                                   ----------     ----------     ----------     ----------
                                                   ----------     ----------     ----------     ----------
Net income per common share                        $      .06     $      .03     $      .05     $      .05
Weighted average shares outstanding                 4,557,155      3,623,564      4,405,181      3,238,163
                                                   ----------     ----------     ----------     ----------
                                                   ----------     ----------     ----------     ----------



See accompanying notes to financial statements.

                                   T.J.T., INC.
                             STATEMENTS OF CASH FLOWS
                              (Dollars in thousands)



For the nine months ended June 30,                                   1997               1996
                                                                  ----------         ----------
Cash flows from operating activities:
  Net income (loss)                                               $   202.5          $   149.6
  Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                       231.5               94.3
  Gain on sale of assets                                              (50.9)             (32.1)
  Change in receivables                                               153.2             (139.9)
  Change in inventories                                              (388.0)             (71.1)
  Change in prepaid expenses and other current assets                 (62.5)             (40.3)
  Change in accounts payable                                         (229.9)              52.4
  Change in other assets and liabilities                               25.4              (37.4)
                                                                  ----------         ----------
  Net cash used by operating activities                              (118.7)             (24.5)
                                                                  ----------         ----------
Cash flows from investing activities:
Additions to property, plant and equipment                           (121.3)             (95.7)
Issuance of notes receivable                                          (17.4)             (76.1)
Payments on notes receivable                                           17.5               62.2
Proceeds from sale of assets                                           18.2               10.0
Land purchased for investment                                           -               (330.2)
Sale of land held for investment                                      238.0                6.0
Cash paid for acquisition net of cash acquired                       (879.2)               -
                                                                  ----------         ----------
  Net cash used by investing activities                              (744.2)            (423.8)
                                                                  ----------         ----------
Cash flows from financing activities:
Issuance of common stock and warrants                                   -              3,589.9
Payments on debt                                                     (907.6)          (2,041.6)
Proceeds from debt                                                      -              1,401.9
Payments on stock subscription receivable                              58.7
Treasury stock transactions                                           (49.6)              -
                                                                  ----------         ----------
  Net cash (used) provided by financing activities                   (898.5)           2,950.2
                                                                  ----------         ----------
Net increase (decrease) in cash and cash equivalents               (1,761.4)           2,501.9
Beginning cash and cash equivalents                                 2,736.6                 .9
                                                                  ----------         ----------
Ending cash and cash equivalents                                  $   975.2          $ 2,502.8
                                                                  ----------         ----------
                                                                  ----------         ----------
Supplemental information:
  Interest paid                                                   $    10.2          $    20.6
  Income taxes paid                                                   150.2              125.3
Noncash transactions:
Acquisition of land by assumption of debt or foreclosure          $     -            $   221.9
Deferred gain on sale of land                                           2.6               43.2
Sale of assets by issuance of note receivable                           -                119.3
Issuance of stock for business combination                          1,383.7                -



See accompanying notes to financial statements.

                                 T.J.T., INC.
                       NOTES TO FINANCIAL STATEMENTS

NOTE A - UNAUDITED INTERIM FINANCIAL STATEMENTS

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

NOTE B - INVENTORIES


Inventories are stated at the lower of cost (first-in, first-out and average cost methods) or market.

(Dollars in thousands)                      June 30,           Sept. 30,
                                             1997                1996
                                         -----------         -----------
Raw materials                            $    806.8          $    397.7
Finished goods                              2,246.0             1,264.3
                                         -----------         -----------
         Total                           $  3,052.8          $  1,662.0
                                         -----------         -----------
                                         -----------         -----------


NOTE C - PROPERTY, PLANT AND EQUIPMENT


(Dollars in thousands)                     June 30,            Sept. 30,
                                             1997                1996
                                           --------            ---------
Land and building                          $  122.5            $  119.5
Leasehold improvements                        362.5               111.3
Furniture and equipment                       599.7               375.2
Vehicles and trailers                         588.3               434.1
                                           --------            ---------
                                            1,673.0             1,040.1
Less accumulated depreciation                 675.6               528.7
                                           --------            ---------
       Net property, plant and equipment   $  997.4            $  511.4
                                           --------            ---------
                                           --------            ---------



NOTE D - DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets includes a payment in the amount of $412,500 to the shareholder of Leg-it Tire Company, Inc. (Leg-it). The payment is part of the consideration for the acquisition of Leg-it which was effective July 3, 1997. Based on the effective date of the transaction, Leg-it assets, liabilities and results of operations are not included in the financial statements of the Company as of June 30, 1997. The payment is included in the investing section of the statement of cash flows. The remaining balance consists primarily of other direct acquisition costs related to the acquisition of Leg-it and Bradley Enterprises, Inc.

NOTE E - SHAREHOLDERS' EQUITY

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

The Company has a stock option plan which allows officers, directors and key employees of the Company to receive non-qualified and incentive stock options. The Company awarded 100,000 non-qualified stock options to certain officers and directors on October 1, 1994 with an exercise price of $4.00 per share. These options became 100% vested and exercisable on September 30, 1996 and expire September 30, 1999. All non-qualified stock options were outstanding at December 31, 1996. There were 85,000 incentive stock options available for grant at June 30, 1997.

NOTE F - OTHER

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

The Company completed its acquisition of Leg-it effective July 3, 1997. Merger consideration consisted of $412,500 and 291,176 shares of the Company's common stock. The acquisition is expected to be accounted for as a purchase. Leg-it had revenues of approximately $5 million for the year ended June 30, 1997. At June 30, 1997, Leg-it had assets of approximately $.9 million and equity of $.4 million.


NOTE G - NEW PRONOUNCEMENTS

The Financial Accounting Standards Board recently issued Statement No. 128, Earnings Per Share and Statement No. 129, Disclosure of Information About Capital Structure effective for reported periods ending after December 15, 1997. These statements are not expected to have an impact on the Company.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

All quarter-to-date references are to the three-month periods ended June 30, 1997 and 1996. All year-to-date references are to the nine-month periods ended June 30, 1997 and 1996. Quarterly financial results may not be indicative of the financial results for any future period.

Net income for the quarter ended June 30, 1997 increased 175% over the same period last year to $251,200 or $.06 per share on net sales of $6,868,800. For the quarter ended June 30, 1996, net income was $91,200 or $.03 per share on net sales of $3,481,700. Year-to-date net income for the period ended June 30, 1997 was $202,500 or $.05 per share on net sales of $16,726,400. Net income for the nine months ended June 30, 1996 was $149,600 or $.05 per share.

Earnings per share for the three-month and nine-month periods were affected by an increase in average shares outstanding compared to the same period in 1996. Average shares outstanding for the 1997 quarter-to-date period were greater than the 1996 quarter-to-date period due to 940,000 restricted shares issued for the acquisition of Bradley Enterprises, Inc. in November 1996. Year-to-date shares outstanding for 1997 were greater than 1996 due to the acquisition and the Company's initial public offering completed in January 1996.

Effective November 14, 1996, the Company acquired Bradley Enterprises, Inc., an axle and tire refurbisher headquartered in Centralia, Washington. The acquisition was accounted for as a purchase and generated an intangible asset of $1,010,500 with an estimated useful life of 15 years. Additional direct acqusition costs were incurred to complete the transaction. These costs are being amortized over five years.

The purchase of Leg-it Tire Co., Inc. (Leg-it), an axle and tire refurbisher located near Sacramento, California, was completed in July 1997. Leg-it had approximately $5 million in sales for the year ended June 30,1997. As of June 30, 1997 Leg-it had $.9 million in assets and $.4 million in equity. The Company paid $412,500 and issued 291,176 shares of Company stock to the shareholder of Leg-it, Ulysses Mori, as merger consideration. Mr. Mori will remain with the Company as a Senior Vice President and has been appointed to the Board of Directors. Management expects the acquisition to be accretive to earnings during the fourth quarter of the 1997 fiscal year.

Management expects the combination of the three companies to result in significant economies of scale and improved profit margins for the Company. The Company is currently the largest axle and tire repair and reconditioning company for the manufactured housing industry in the western United States.

RESULTS OF OPERATIONS:

The following table sets forth the operating data of the Company as a percentage of net sales for the periods indicated below:

                                             Three months ended   Nine months ended
                                             -------------------  -----------------
                                             June 30,   June 30,  June 30,  June 30,
                                               1997       1996     1997      1996
                                             --------   --------  --------  --------
Axle and tire reconditioning                   71.6%     67.7%      71.6%     67.8%
Manufactured housing accessories and siding    28.4      32.3       28.4      32.2
Gross margin                                   19.7      17.2       17.0      17.7
Selling expense                                 8.9       8.4        9.4       9.5
Administrative expense                          5.1       3.5        5.8       5.3
Interest expense                                0.0       0.1        0.1       0.1
Interst income                                  0.4       1.4        0.6       1.3
Investment property income                      0.6       0.4        0.5       0.4
Other income                                    0.0       0.1        0.0       0.1


Sales for the quarter ended June 30, 1997 were up 97% compared to the quarter ended June 30, 1996. The increase is due to the acquisition of Bradley Enterprises and growth in sales generated by the Idaho operations. Total sales of $16,726,400 for the nine months ended June 30, 1997 were up 90% from $8,784,200 for the nine months ended June 30, 1996, primarily due to the acquisition. An increase in sales generated by Idaho operations for the nine months ended June 30, 1997 of $511,400 also contributed to sales growth over the same period last year.

As expected, sales and profitability improved significantly during the third quarter as weather conditions improved from the second quarter. Net sales increased 21% over the quarter ended March 31, 1997 as the Company's seasonal business enters its peak period consisting of the third and fourth quarters.

The Company's gross profit for the quarter ended June 30, 1997 increased $756,800 or 126% to $1,355,400 from the same period in 1996. The Company's gross profit for the nine months ended June 30, 1997 was $2,846,400, up $1,288,100 or 83% from the same period in 1996. Gross margin for the three months ended June 30, 1997 was 19.73% compared to 17.19% for the three months ended June 30, 1996. Gross margin for the nine months ended June 30, 1997 was 17.02% compared to 17.74% for the same period last year. The Company is continuing the process of reducing its cost of goods sold by reducing price and running more efficient routes to collect axles and tires. As these goods pass through inventory and into cost of goods sold, gross margin should continue to improve. This improvement is expected to be offset slightly by the purchase of additional axles and tires from outside the Company's existing market area to supplement existing supply.

Sales expense for the three months ended June 30, 1997 increased $318,200 over the quarter ended June 30, 1996 to $609,000 while administrative expenses increased $230,500 over the same period a year ago to $352,600. Both increases were primarily due to the merger with Bradley Enterprises. Operating expenses for year-to-date 1997 were $2,640,100, an increase of $1,222,400 over the same period a year ago. Expenses related to sales increased $739,600 or

89% and administrative expenses increased $482,800 or 84%. Both increases were primarily due to the merger.

As a result of the above factors, operating income for the quarter ended June 30, 1997 was $374,700 compared to operating income of $103,500 for the quarter ended June 30, 1996. Operating income for the nine months ended June 30, 1997 was $206,300 compared to $140,600 of operating income for year-to-date 1996.

Interest income for quarter ended June 30, 1997 was $34,500, a decrease of $14,700 from the same period last year. Investment property income was $24,900 for the current quarter compared to a loss of $(2,400) for the same quarter a year ago. The increase is due to the sale of certain investment properties. During the nine months ended June 30, 1997 the Company generated interest income of $106,500 and income from investment property of $78,000 compared to interest income of $111,100 and investment property loss of $(8,300) for the nine months ended June 30, 1996. The decrease in interest income was due primarily to repayment of debt assumed in the Bradley Enterprises acquisition. The increase in investment property income was due primarily to the sale of land held for investment and the elimination of an investment property management position in September 1996.

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

In January 1996, the Company received $3,233,000, net of expenses, from the sale of 1,100,000 shares of common stock and 1,265,000 common stock purchase warrants through an initial public offering. The shares of common stock were sold at $4.00 per share and the common stock purchase warrants at $.10 each.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS - No exhibits required to be filed.

    (b) REPORTS ON FORM 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                               T.J.T., INC.
                               Registrant

    Date:     August 14, 1997      By: /S/ SCOTT BEECHIE
                    ----              ------------------------------------
                                      Scott Beechie, Vice President and
                                      Chief Financial Officer