Form 10KSB
period 1997-09-30
TJT INC
filed 1997-12-29
CIK 1002577

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-KSB

              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                     For the fiscal year ended September 30, 1997

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

----------------------------------------------------------------------------
Securities registered under Section 12 (b) of the Exchange Act:
    Title of each class            Name of each exchange on which registered
Common Stock, $.001 par value                    Nasdaq SmallCap Market
Redeemable Common Stock Purchase Warrants

Securities registered under Section 12 (g) of the Exchange Act:
                            Common Stock, $.001 par value
                                   (Title of class)
                      Redeemable Common Stock Purchase Warrants
                                   (Title of class)
----------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days. Yes [X] No [ ]

                                            Exhibit Index on Page 35

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for the fiscal year ended September 30, 1997 were $25,441,000.

Based on the stock's closing price of $2.125 on November 30, 1997, non-affiliated market capital was approximately $3,980,000.

As of November 30, 1997, there were 4,854,739 shares of the registrant's $.001 par value common stock outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement to be dated on or after January 1998, for use in connection with the annual meeting of stockholders to be held on February 24, 1998, portions of which are incorporated by reference into Part III of the Form 10-KSB.

Transitional Small Business Disclosure Format:  Yes [  ]; No [X]

                                        PART I

ITEM 1. DESCRIPTION OF BUSINESS

ITEM 1(a). GENERAL DEVELOPMENT OF  BUSINESS

RECENT DEVELOPMENTS

Acquisition of Bradley Enterprises, Inc.:

Effective November 14, 1996, T.J.T., Inc. (TJT or the Company) acquired Bradley Enterprises, Inc. (Bradley), an axle and tire recycler headquartered in Centralia, Washington pursuant to a merger in which the Company was the surviving corporation. As consideration for the merger, the Company issued an aggregate of 940,000 restricted shares of its Common Stock and paid an aggregate of $500,000 to the shareholders of Bradley. The restriction prohibits sales of the stock issued for the acquisition until after December 31, 1998.

For the fiscal year ended September 30, 1996, Bradley had revenues of $12,514,000, gross profit of $1,324,000 and net income of $107,000. Bradley leases property consisting of land, a corporate office and retail sales shop, and nine buildings constituting the axle and tire recycling facility in Centralia, Washington. Bradley also leases land and buildings in Bend, Oregon and Eugene, Oregon which are used as retail sales locations and gathering points for used axles and tires. As of September 30, 1996, Bradley had 85 employees.

Acquisition of Leg-it Tire Co., Inc.:

Effective July 3, 1997, the Company acquired Leg-it Tire Co., Inc. (Leg-it), an axle and tire recycler headquartered in Woodland, California pursuant to a merger in which the Company was the surviving corporation. As consideration for the merger, the Company issued an aggregate of 291,176 restricted shares of its Common Stock and paid an aggregate of $412,500 to the shareholder of Leg-it. The restriction prohibits sales of the stock issued for the acquisition until after December 31, 1998.

For the fiscal year ended June 30, 1997, Leg-it had revenues of $5,679,000, gross profit of $398,000 and net loss of $(40,000). Leg-it leases property consisting of land, a corporate office and buildings constituting the axle and tire recycling facility in Woodland, California. As of July 3, 1997, Leg-it had 17 employees.

GENERAL

TJT is engaged in the business of repairing and reconditioning axles and tires for the manufactured housing industry. The Company also distributes vinyl and steel siding primarily to the constructed or "site-built" housing market and supplies skirting and other after-market accessory products to manufactured housing dealers and set-up contractors.

TJT was founded in 1977 by Terrence J. Sheldon and a former partner to recondition tires and axles. Geographic expansion of the Company's business took place during the 1980's with the opening of additional reconditioning facilities in Kansas, Oregon and Texas. From 1983 to 1991, the manufactured housing industry experienced a significant decline in production. In 1986, the Company was forced to sell its unprofitable operations in Kansas and Texas. The Company began its distribution activities in 1991. At September 30, 1997, the Company had 166 employees.

Manufactured or factory-built homes are generally produced in sections or "units" which are customarily 12 to 14 feet wide and 70 feet in length. The individual units are then connected at the home site according to the size of the home purchased and the lot available. Most manufactured houses consist of two units or a "double-wide" home of 24 to 28 feet in width, although some larger homes are assembled as triple-wide homes of up to 42 feet in width. When transported from the factory or the dealer, manufactured houses are customarily sold as single- or double-wide.

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

The Company purchases used axles and tires ordinarily from the manufactured housing dealer, picks up the axles and tires primarily at the lot site of the dealer and repairs and refurbishes them at its facilities in Emmett, Idaho, Centralia, Washington, and Woodland, California. Axles are refurbished to substantially "like-new" condition. The Company then sells the reconditioned axles and, to the extent usable, used tires back to the housing manufacturers. Growth in production of manufactured homes in the Pacific Northwest, the Company's primary market area, remained virtually flat compared to last year. This follows a year in which production declined 11% from the prior year. Housing manufacturers currently find it more cost-effective to use reconditioned axles and tires to transport their houses rather than continually purchasing new axles and tires. The majority of the factories in the Company's market area use recycled axles and tires when available.

The Company is also a distributor of skirting and related housing accessories to the manufactured housing industry and vinyl siding to the site-built housing industry and manufactured housing factories. The Company believes activity in the manufactured housing market will create demand for manufactured housing accessories.

INDUSTRY OVERVIEW

The Company's current service area includes Idaho, Oregon, Washington, California, Colorado, Utah, Montana, Nevada and Wyoming. Within its service area, the Pacific Northwest has experienced very favorable economic conditions over the last several years. Job growth and population growth in the Company's market area have contributed to manufactured home sales.

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

The traditional buyers of manufactured homes are retirees, "empty nesters" and low-income, blue-collar wage earners. With the introduction of multi-section homes, manufactured homes have taken on some of the characteristics of site-built homes. These larger, more customized homes have attracted consumers in the middle-income range. The multi-section units are more popular in the Pacific Northwest because they are similar to existing home styles.

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

A single axle may be reconditioned by the Company on multiple occasions. The national average trip length for transporting a manufactured home from the factory to the dealer and the home site is approximately 300 miles. Each axle and tire assembly is used approximately three times a year. An axle has an expected life of approximately 100,000 miles while tires are expected to travel approximately 3,000 miles before they are considered unusable.

HUD regulations govern the maximum load limit per tire which in turn dictates the number of axles needed to transport a manufactured home. The number of axles used to transport a manufactured home ranges from three to six and the average is just under four axles. HUD also requires a periodic inspection of the recycling facility by an approved third party inspector.

Sales of reconditioned axles and tires were 73% and 68% of total revenues for the years ended September 30, 1997 and 1996, respectively.

DISTRIBUTION ACTIVITIES

The Company sells manufactured housing accessories such as vinyl skirting, piers and other ancillary products to manufactured housing dealers and set-up contractors. The Company also sells vinyl siding to the site-built housing market and limited amounts of vinyl siding accessories to certain manufactured housing factories in Idaho. The site-built housing market includes both new construction and re-siding contractors. The Company began distributing vinyl siding in 1991.

Sales of manufactured housing accessories and vinyl siding were 27% and 32% of total revenues for the years ended September 30, 1997 and 1996, respectively.

SALES AND MARKETING

The Company's customer base consists of manufactured housing factories, manufactured housing dealers, siding contractors and manufactured housing set-up contractors. The

Company advertises in trade publications and attends manufactured housing and construction industry trade shows.

The Company has certain major customers for reconditioned axles and tires, all of which are manufactured housing producers. Fleetwood Homes represented 14% of total Company sales in 1997 and 11% in 1996. Marlette Homes and Guerdon represented approximately 14% and 13% of total Company sales in 1996, respectively. The Company has no single supplier of axles and tires or accessories that represents 10% or more of total purchases.

COMPETITION

The axle and tire refurbishing industry was established in or about 1977 with the Company as one of the original entrants. Axle and tire refurbishing companies tend to be located near manufactured housing production centers. The largest axle and tire refurbishing companies are located in the Southeast where the majority of the manufactured housing production takes place. The Company does not compete with these refurbishers since they do not currently operate in its nine-state market area of Idaho, Oregon, Washington, California, Colorado, Utah, Nevada, Montana and Wyoming.

Within the Company's nine-state market area, the largest competitor is in southern California. The competition in this industry is intense, both in terms of the price paid to dealers for supplies of used axles and tires and the price charged to the factories for refurbished axles and tires. Competition is also based heavily on reputation for reliability and customer service.

The Company also distributes after-market accessories in its nine-state market area. Within that market area, there are three to four major competitors. The Company also has four to six competitors in its vinyl siding market area which consists of southwestern Idaho, southern Idaho, eastern Oregon, northern Utah and northern Nevada.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases 13 properties and owns one 11,360 square foot warehouse in Emmett, Idaho.

Of the leased properties, five properties covering 146,000 square feet are located in Emmett, Idaho of which four of the properties covering 82,000 square feet are leased from T.J.T. Enterprises(1)(3). Five properties covering 63,000 square feet are located in Oregon, of which one property covering 14,000 square feet is leased from MBFI, Inc.(2)(3). One property, located in Centralia, Washington covering 593,000 square feet is leased from MBFI, Inc.(2)(3). One property, located in Woodland, California covering 44,000 square feet is leased from Ulysses B. Mori(3). One leased property covering 27,000 square feet is located in Platteville, Colorado.

(1) T.J.T. Enterprises is a partnership consisting of Terrence Sheldon, President and Chief Executive Officer of the Company, and Jerry L. Radandt, a former officer of the Company. Mr. Sheldon and Mr. Radandt are equal partners in T.J.T. Enterprises.

(2) MBFI, Inc. is a corporation owned by the Bradley family. Patricia I. Bradley, Senior Vice President of the Company, owns approximately 95% of MBFI, Inc.

(3) The Company believes that the lease terms obtained from TJT Enterprises, MBFI, Inc., and Ulysses B. Mori, Senior Vice President of the Company, are as favorable as terms that could have been obtained from an unaffiliated third party.

ITEM 3. LEGAL PROCEEDINGS

The Company has been named as a defendant, along with other parties in a lawsuit seeking recovery for personal injuries arising out of an accident in Northern Idaho in which a wheel supplied by the Company came off a manufactured home in transit and struck the vehicle being driven by the claimant. The lawsuit has been tendered to the Company's liability insurance carrier and the carrier is providing a defense.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the quarter ended September 30, 1997.

ITEM A.  EXECUTIVE OFFICERS OF THE REGISTRANT

Following is a schedule of names and certain information regarding all of the executive officers of the Company as of September 30, 1997, each of whose term of office is one year.

Name                    Age    Position
-------------------     ---    ----------------------------------------

Terrence J. Sheldon     55    President, Chief Executive Officer
                                and Chairman of the Board of Directors

Patricia I. Bradley     53    Senior Vice President and Member of
                              the Board of Directors

Ulysses B. Mori         45    Senior Vice President and Member of
                              the Board of Directors

Scott M. Beechie        39    Vice President, Treasurer, Chief Financial
                                Officer, and Member of the Board of Directors

April L. Kierstead      42    Assistant Treasurer, Secretary and Controller

Terrence J. Sheldon - Mr. Sheldon is the founder and principal stockholder of the Company and has served as President since October 1986 and Chief Executive Officer since 1994.

Patricia I. Bradley - Ms. Bradley has served as Senior Vice President since 1997. From 1989 to 1996 she served as Chief Executive Officer for Bradley Enterprises, Inc., and has experience in all areas of the Company's operations.

Ulysses B. Mori - Mr. Mori has served as Senior Vice President since 1997. From 1980 to 1997 he served as President and Chief Executive Officer for Leg-it and has experience in all areas of the Company's operations.

Scott M. Beechie - Mr. Beechie is a CPA and has served as Vice President since 1996, and as Treasurer and Chief Financial Officer since 1997. From 1990 to 1996, he served as Manager of Financial Reporting for U.S. Bancorp (formerly West One Bancorp) in Boise, Idaho. Mr. Beechie received a B.B.A. in Finance from Idaho State University in 1981.

April L. Kierstead - Ms. Kierstead has served as Assistant Treasurer and Secretary of the Company since 1994, and Controller since 1997. From 1987 to 1994, she served as accounting manager for Acme Manufacturing Co., Inc., in Filer, Idaho. Ms. Kierstead received a B.A. in Business Administration from Southwest Baptist University in 1980.

                                       PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock and Redeemable Common Stock Purchase Warrants are registered on the Nasdaq SmallCap Market. The Common Stock and Warrants offering settled on January 5, 1996. The high and low sales prices of the Common Stock and the Warrants for each of the seven fiscal quarters with public trading activity are as follows:

                   Quarter   Quarter       Quarter       Quarter
                   Ended      Ended         Ended         Ended
                   9-30-97   6-30-97       3-31-97       12-31-96
                   -------   -------       -------       --------
Common Stock:
 High              2 7/8     2 13/32        3 1/4          6 3/4
 Low              1 9/16           1            1         2 9/16
 Quarter-end      2 3/16       1 7/8        1 1/8          2 5/8

Warrants:
 High              19/32         5/8            1          3 5/8
 Low                 1/4         1/8          1/8            5/8
 Quarter-end       15/32        9/32         5/32            5/8

                 Quarter     Quarter      Quarter
                   Ended       Ended        Ended
                 9/30/96     6/30/96      3/31/96
                 -------     -------      -------
Common Stock:
 High              9 5/8       8 1/4        7 3/4
 Low               5 3/8       4 3/4        4 1/2
 Quarter-end     6  3/16       7 3/8            7

Warrants:
 High              5 1/4           5        5 3/8
 Low               2 3/4       2 5/8        1 5/8
 Quarter-end           3       4 3/8        5 1/4


The approximate number of record holders of the Company's Common Stock and Warrants at December 22, 1997 is set forth below:

         Title of Class                     Number of Record Holders
         --------------                     ------------------------
    Common Stock, $.001 par value                    1,495
    Redeemable Common Stock Purchase Warrants        1,909

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

ITEMS 6 AND 7.

The information called for by Items 6 and 7, inclusive of Part II of this Form 10-KSB, is contained in the following sections of this Report at the pages indicated below:

                          CAPTIONS AND PAGES OF THIS REPORT

ITEM 6   Management's Discussion  "Management's Discussion
         and Analysis or Plan     and Analysis"..................... Page 14
         of Operations

ITEM 7   Financial Statements     "Financial Statements"............ Page 19

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

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth all cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the Company's last three fiscal years to the persons serving as Chief Executive Officer and executive officers earning over $100,000.


                       SUMMARY COMPENSATION TABLE

                                                        Long Term Compensation
------------------------------------------------------------------------------
                                Annual
                                Compensation(1)
                            ----------------------                   Stock
                                                   Other Annual     Options
Name and Principal Position     Year     Salary    Compensation(2)  Granted(3)
------------------------------------------------------------------------------

Terrence J. Sheldon(4)          1997    $225,000      $14,272            0
President, Chief Executive      1996    $225,000      $23,842            0
Officer and Director            1995    $135,960      $ 5,697       20,000

Patricia I. Bradley(5)          1997    $179,426      $     0            0
Senior Vice President and       1996       N/A          N/A              0
Manager of the Western          1995       N/A          N/A              0
Division and Director

Ulysses B. Mori(6)              1997    $34,038       $     0            0
Senior Vice President and       1996      N/A           N/A              0
Manager of the Log-it           1995      N/A           N/A              0
Division and Director

(1) Excludes personal benefits and other forms of non-cash compensation that did not in the aggregate exceed 10% of the aggregate amount of cash compensation shown for the subject individuals.

(2) Includes participating contributions to the Company 401(k) Plan on a calendar year.

(3) Represents five year stock options granted in October 1994 at $5.00 and repriced as of September 1, 1995 at $4.00.

(4) Mr. Sheldon's contract expired September 30, 1997 and is currently being negotiated. Compensation for 1998 will continue at the previous rate until a new contract is agreed upon. The compensation committee has scheduled meetings in January 1998 and expects to have a new compensation plan in place prior to the annual meeting on February 24, 1998.

(5) Mrs. Bradley is currently under contract until December 31, 1998. The contract provides for minimum annual base salary of $208,000.

(6) Mr. Mori is currently under contract until June 24, 2001. The contract provides for minimum annual base salary of $150,000

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 12 is included in Note J to the financial statements on page 31 of this Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with the accompanying financial statements of T.J.T., Inc. All references to year-end periods include results from October 1 through September 30.

BUSINESS AND INDUSTRY OVERVIEW

The Company is engaged in the business of repairing and reconditioning axles and tires for the manufactured housing industry. The Company also supplies skirting and other after-market accessory products to manufactured housing dealers and set-up contractors, and it distributes vinyl siding primarily to the constructed or "site-built" housing market.

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

The Company purchases used axles and tires ordinarily from the manufactured housing dealer, picks up the axles and tires primarily at the lot site of the dealer and repairs and refurbishes them at its facilities in Emmett, Idaho; Centralia, Washington; Woodland, California and Platteville, Colorado. Axles are refurbished to substantially "like-new" condition. The Company then sells the reconditioned axles and, to the extent usable, used tires back to the housing manufacturers. The demand for the Company's axle and tire reconditioning services has increased over the last three years. Housing manufacturers currently find it more cost-effective to use reconditioned axles and tires to transport their houses rather than continually purchasing new axles and tires. Virtually all the factories in the Company's market area use recycled axles and tires when available.

The Company is also a distributor of skirting and related housing accessories to the manufactured housing industry and vinyl siding to the site-built housing industry and manufactured housing factories. The Company believes that activity in the manufactured housing market will create demand for manufactured housing accessories.

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

ACQUISITIONS AND EXPANSION

In November 1996, TJT completed the acquisition of Bradley Enterprises, Inc. (Bradley), an axle and tire recycler headquartered in Centralia, Washington. The merger dramatically increased TJT's presence in Washington and Oregon. TJT issued 940,000 shares of its common stock and paid $500,000 to complete the transaction which was accounted for as a purchase.

In July 1997, TJT completed the acquisition of Leg-it Tire Co., Inc. (Leg-it), an axle and tire recycler headquartered in Woodland, California. The acquisition gave TJT a presence in the central California market. TJT issued 291,176 shares of its common stock and paid $412,500 to complete the transaction which was accounted for as a purchase.

In September 1997, TJT opened a recycling facility in Platteville, Colorado. The plant incurred start-up expenses during fiscal 1997 but generated no revenue. The Platteville facility is strategically located in that there are currently no other major recyclers with a physical presence in Colorado. The location helps solidify TJT's existing relationships with area factories obtained through the Leg-it acquisition and allows us to compete more effectively for factory relationships in southern and midwestern states.

The acquisitions and expansion make TJT the dominant axle and tire recycler in the western United States. Management estimates that its market share in the western United States is approximately 61% of the used axle and tire sales to manufactured housing factories.

PERFORMANCE OVERVIEW

Net income for the fiscal year ended 1997 was $477,000, a 50% increase over 1996 net income of $318,000. Earnings for 1997 were $.11 per share compared to $.10 per share for 1996. Average shares outstanding were 35% greater in 1997 due to the issuance of shares for the acquisition of Bradley in November 1996 and Leg-it in July 1997. Both of these companies were targeted as critical to the long-term strategic growth plan of TJT.

Net sales increased 101% to $25,441,000 in 1997 from $12,656,000 in 1996.
The 1997 sales total was the highest in the history of the Company. The increase was due primarily to the acquisitions of Bradley and Leg-it.

Total assets increased to $10,140,000 at September 30, 1997 from $6,998,000 at September 30, 1996. Total equity was $8,471,000 at September 30, 1997 compared to $6,224,000 at September 30, 1996. Both of the increases were primarily a result of the acquisitions.

RESULTS OF OPERATIONS

The breakdown of revenues and expenses by major categories as a percent of sales for 1997 and 1996 are as follows:

                                                 1997       1996
                                                 -----      -----
Axle and tire reconditioning                      73.1%      67.5%
Manufactured housing accessories and siding       26.9       32.5
Gross margin                                      17.4       18.2
Selling expense                                    9.2        9.0
Administrative expense                             5.7        6.7
Interest income                                     .4        1.1
Investment property income                          .3         .3
Other income                                         -         .1

Net sales for the fiscal year ended 1997 increased 101% to $25,441,000. Manufactured housing production in the states of Idaho, Oregon and Washington declined one percent for the ten months ended July 31, 1997. This small decline follows a decline in 1996 of 11% over the prior year. Sales of axles and tires from the Idaho recycling facility in 1997 were up $378,000 compared to prior year. Sales of manufactured housing accessories and siding sales shipped from Idaho increased $440,000 in 1997 compared to 1996 sales. Increases in Oregon and Washington sales to factories and dealers were primarily due to the acquisition of Bradley. Sales increases in California were due to the acquisition of Leg-it.

Overall gross margin decreased to 17.4% for the year ended 1997 from 18.2% for the year ended 1996. The decline was primarily due to the historically lower gross profit margins of Bradley and Leg-it. Gross margin improved during the year for the Bradley operation compared to recent prior years due to more effective purchasing of used axles and tires, particularly during the latter part of the fiscal year. Gross margin for accessories and siding decreased from 24.8% in 1996 to 23.4% in 1997 due mainly to slightly lower gross margin on the Bradley dealer sales. Leg-it dealer sales from acquisition date to September 30, 1997 were not significant.

Selling expense increased slightly as a percent of sales while administrative expense decreased as a percent of sales. Both changes were primarily the result of combining separate cost structures from the Bradley and Leg-it acquisitions. The Company has not made any significant changes to staffing levels since the acquisitions were completed.

The decrease in interest income was a direct result of using proceeds provided by the public offering to fund the acquisitions of Bradley and Leg-it.

SEASONALITY

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

                           December 31     March 31     June 30   September 30
                           -----------    ---------     -------   ------------
                                     (Unaudited, dollars in thousands)

Fiscal year ended 1997
  Net sales                   $4,177       $5,680      $6,869        $8,715
  Gross profit                   721          770       1,355         1,591
  Operating income                 9         (178)        375           429
  Net income                      37          (85)        251           274

Fiscal year ended 1996
  Net sales                   $2,762       $2,541      $3,482        $3,871
  Gross profit                   494          466         599           748
  Operating income                27          (14)         97           199
  Net income                      28           31          91           168

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's principal sources of liquidity have been cash flow from operations and borrowings under a revolving line of credit with a bank. Available credit under the bank line is $2,000,000. The line has not been drawn upon since January 1996 when it was paid off with a portion of the proceeds from the initial public offering. When drawn upon, the line carries an interest rate of prime plus .5%. Management expects to renew the line in January 1998 when it matures. During fiscal 1997, the Company was in compliance with restrictive covenants under the operating line agreement related to working capital, equity and capital expenditures.

In January 1996, TJT completed an initial public offering of 1,100,000 shares of Common Stock and 1,265,000 Redeemable Common Stock Purchase Warrants generating net proceeds of approximately $3,333,000. The Warrants are exercisable at $4.00 per share beginning December 21, 1996, expire December 21, 2000, and are callable by the Company at $.10 per Warrant beginning December 21, 1996, provided the Common Stock closes at $7.50 per share or above for 10 consecutive trading days. The Company is currently unable to call the Warrants as the closing stock price requirement has not been met. Proceeds from the offering were used to pay down the Company's operating line, to invest in short-term, interest-bearing instruments, to finance purchases of land held for investment, and to finance the Bradley and Leg-it acquisitions.

In October 1995, the Company received net proceeds of approximately $258,000 from a private placement of 323,564 shares of common stock and 3,235,644 warrants. The private placement warrants are exercisable at $4.00 per share, expire December 21, 2000, and are callable under the same provisions as the public offering warrants.

COMPANY STRATEGY

Management will continue to focus on growth by acquisition and expansion. The Company intends to finance a portion of this growth through available cash and debt financing in addition to possibly issuing additional equity. Management believes there are additional opportunities to improve operating efficiencies and expand through diversification of product lines.

                                     T.J.T., INC.
                                     FORM 10-KSB
                     INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                 PAGE
                                                                 ----
Balance Sheets                                                    20

Statements of Income                                              21

Statements of Cash Flows                                          22

Statements of Changes in Shareholders' Equity                     23

Notes to Financial Statements                                     24

Report of Independent Accountants                                 34

                                     T.J.T., INC.
                                    BALANCE SHEETS
                                (Dollars in thousands)

At September 30,                                         1997        1996
                                                       -------     -------

Current assets:
  Cash and cash equivalents                            $   835   $   2,737
  Accounts receivable and notes receivable               1,738       1,073
  Inventories                                            3,480       1,662
  Prepaid expenses and other current assets                253         119
                                                       -------     -------
    Total current assets                                 6,306       5,591

Property, plant and equipment, net of
  accumulated depreciation                               1,318         511

Notes receivable                                           434         402
Real estate held for investment                            275         458
Deferred income and other assets                           411          36
Goodwill                                                 1,396          -
                                                       -------     -------
    Total assets                                       $10,140     $ 6,998
                                                       -------     -------
                                                       -------     -------
Current liabilities:
  Accounts payable                                     $   616     $   499
  Accrued liabilities                                      708         104
  Income taxes payable                                     146          44
                                                       -------     -------
   Total current liabilities                             1,470         647

Deferred credits and other noncurrent obligations          146         113
Deferred income taxes                                       53          14
                                                       -------     -------
    Total liabilities                                    1,669         774
                                                       -------     -------

Shareholders' equity:
  Common stock, $.001 par value; 10,000,000
    shares authorized;  4,854,739 and 3,623,564
    shares issued and outstanding                            5           3
  Common stock warrants                                    113         113
  Capital surplus                                        6,068       4,320
  Retained earnings                                      2,735       2,258
  Treasury stock (7,991 shares at cost)                    (39)       -
  Stock subscriptions receivable                          (411)       (470)
                                                       -------     -------
    Total shareholders' equity                           8,471       6,224
                                                       -------     -------
      Total liabilities and shareholders' equity       $10,140     $ 6,998
                                                       -------     -------
                                                       -------     -------


See accompanying notes to financial statements.

                                     T.J.T., INC.
                                 STATEMENTS OF INCOME
                   (Dollars in thousands except per share amounts)


For the year ended September 30,                          1997      1996
                                                      ----------  ----------
Sales (net of returns and allowances):
  Axles and tires                                    $   18,610    $    8,546
  Accessories and siding                                  6,831         4,110
                                                     -----------  -----------
    Total sales                                          25,441        12,656

Cost of goods sold                                       21,004        10,349
                                                     -----------  -----------

  Gross profit                                            4,437         2,307

Selling, general and administrative expenses              3,802         1,986
                                                     -----------  -----------
  Operating income                                          635           321

Interest income                                             112           146
Income on investment property                                81            46
Other income (expense)                                       (1)           11
                                                     -----------  -----------

  Income before taxes                                       827           524

Income taxes                                                350           206
                                                     -----------  -----------

  Net income                                         $      477    $      318
                                                     -----------  -----------
                                                     -----------  -----------

Net income per common share                          $      .11    $      .10

Weighted average shares outstanding                   4,514,679     3,335,039
                                                     -----------  -----------
                                                     -----------  -----------



See accompanying notes to financial statements.

                                     T.J.T., INC.
                               STATEMENTS OF CASH FLOWS
                                (Dollars in thousands)

For the year ended September 30,                             1997       1996
                                                           --------   -------
Cash flows from operating activities:
  Net income                                              $  477    $  318
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                            388       128
    Gain on sale of assets                                   (49)      (15)
    Change in receivables                                    170      (175)
    Change in inventory                                     (487)       79
    Change in prepaid expenses and other current assets      (56)        7
    Change in accounts payable                              (638)       29
    Change in other assets and liabilities                   423       (77)
                                                           -------- -------
       Net cash provided by operating activities             228       294
                                                           -------- -------

Cash flows from investing activities:
  Additions to property, plant and equipment                (291)     (138)
  Issuance of notes receivable                               (24)     (108)
  Payments on notes receivable                                18       123
  Proceeds from sale of assets                                18        17
  Land purchased for investment                               -       (391)
  Sale of land purchased for investment                      238        -
  Net cash paid for Bradley acquisition                     (467)       -
  Net cash paid for Leg-it acquisition                      (371)       -
  Direct acquisition costs                                   (41)       -
                                                           -------- -------
    Net cash used by investing activities                   (920)     (497)

Cash flows from financing activities:
  Issuance of common stock and warrants (net of issuance
    costs of $1,263 in 1996)                                   -     3,590
  Treasury stock transactions                                (53)       -
  Proceeds from stock subscriptions receivable                59        -
  Payments on debt                                        (1,216)   (2,053)
  Proceeds from debt                                          -      1,402
                                                           -------- -------
    Net cash (used) provided by financing activities      (1,210)    2,939
                                                           -------- -------

Net increase (decrease) in cash and cash equivalents      (1,902)    2,736
Cash and cash equivalents at October 1                     2,737         1
                                                           -------- -------

Cash and cash equivalents at September 30                 $  835  $  2,737
                                                           -------- -------
                                                           -------- -------

Supplemental information:
  Interest paid                                           $    6  $     21
  Income taxes paid                                          305       196

Noncash transactions:
  Acquisition of land by assumption of debt               $   -   $    187
  Sale of land by issuance of note receivable                 -        139
  Deferred gain on sale of land                                3        22
  Sale of equipment by issuance of note receivable            -          6
  Issuance of stock for business combinations              1,764        -
  Accrued consulting costs                                   348        -

See accompanying notes to financial statements.

                                     T.J.T., INC.
                    STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                (Dollars in thousands)


                                                                     Common                                            Stock
                                                          Common      Stock       Capital     Retained    Treasury  Subscriptions
                                                           Stock     Warrants     Surplus     Earnings      Stock     Receivable
                                                         -------    ---------    --------    ---------   ---------  -------------
Balance at October 1, 1995                                  $  2         $  -      $  844     $  1,940        $  -      $  (470)

Issuance of 323,564 common shares and
  3,235,644 warrants in private placement                      -            3         255            -           -         -
Issuance of 1,100,000 common shares and
  1,265,000 warrants in public offering                        1          110       3,222            -           -         -
Issuance of 2,880 shares of common
  stock to 401(k) plan                                         -            -           4            -           -         -
Purchase of 2,880 shares of common stock                       -            -          (5)           -           -         -
Net income                                                     -            -           -          318           -         -
                                                          ------       ------      ------       ------      ------       ------
Balance at September 30, 1996                                  3          113       4,320        2,258           -         (470)

Issuance of 940,000 common shares for
  acquisition of Bradley Enterprises, Inc.                     1            -       1,380            -           -         -
Payments on stock subscriptions receivable                     -            -           -            -           -           59
Issuance of 291,176 common shares for
  acquisition of Leg-it Tire Co., Inc.                         1            -         382            -           -         -
Treasury stock transactions                                    -            -         (14)           -         (39)        -
Net income                                                     -            -           -          477           -         -
                                                          ------       ------      ------       ------      ------       ------
Balance at September 30, 1997                               $  5       $  113    $  6,068     $  2,735      $  (39)     $  (411)
                                                          ------       ------      ------       ------      ------       ------
                                                          ------       ------      ------       ------      ------       ------


See accompanying notes to financial statements.

                                     T.J.T., INC.
                            NOTES TO FINANCIAL STATEMENTS
                             September 30, 1997 and 1996

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITY

The Company is engaged in the business of repairing and reconditioning axles and tires for the manufactured housing industry. The Company also sells skirting and other aftermarket accessories to manufactured housing dealers and vinyl and steel siding primarily to the site-built housing market. The Company grants trade credit to customers in Idaho, Oregon, California, Utah, Washington, Montana, Colorado, Wyoming and Nevada, substantially all of whom are manufactured housing factories, manufactured housing dealers, site-built home contractors or siding contractors.

MAJOR CUSTOMERS AND SUPPLIERS

The Company has certain major customers for reconditioned axles and tires, all of which are manufactured housing producers.  Fleetwood Homes represented
14% of total Company sales in 1997 and 11% in 1996, respectively.   Marlette
Homes and Guerdon Homes represented approximately 14% and 13% of total
Company sales in 1996, respectively. The Company has no single supplier of axles and tires or accessories that represents 10% or more of total purchases.

CASH AND CASH EQUIVALENTS

The Company considers all investments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 1996, the Company had a $752,200 certificate of deposit with a bank of which $100,000 was federally insured. At September 30, 1997 the Company had no certficates of deposit. The Company also has funds in a cash management account at a commercial bank which are collateralized by government securities.

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

NOTES RECEIVABLE

Notes receivable consists primarily of amounts owed by individuals related to the sale of real estate and are secured by the real estate sold.

DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets consists primarily of prepaid consulting fees and amounts capitalized related to merger costs incurred in connection with the Bradley and Leg-it mergers. The prepaid consulting fees and merger costs are being amortized over five years on the straight-line method.

GOODWILL

Goodwill consists of the excess of purchase price paid over net assets acquired from Bradley Enterprises, Inc. (Bradley) and Leg-it Tire Co. Inc. (Leg-it). Goodwill is amortized over 15 years on the straight-line method and is presented net of $61,000 in amortization as of September 30, 1997.

DEFERRED INCOME

Deferred income consists of gains on the sale of land held for investment where the Company provided virtually 100% financing to the buyer. The Company recognizes income to the extent of payments received on the related notes receivable until it has received 25% or more of the original principal balance, at which point the remaining deferred gain is recognized.

SECURITIES SUBSCRIPTION AGREEMENT

On January 31, 1995, the Company entered into a securities subscription agreement with a group of investors whereby the Company issued 400,000 shares of common stock in exchange for an unsecured promissory note of $470,000. On March 20, 1997 one of the investors paid $58,750 representing his portion of the promissory note. The remaining principal is due September 30, 2000 and bears interest at 8%.

INCOME TAXES

Income taxes are accounted for using the asset and liability method under which deferred income taxes are determined based on differences between the financial reporting and tax basis of assets and liabilities. Deferred income taxes are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse.

EARNINGS PER SHARE

Earnings per share is computed by dividing net income applicable to common shareholders by the weighted average number of shares outstanding.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has a number of nonderivative financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of the financial instruments at September 30, 1997 approximates the aggregate carrying values recorded on the balance sheet. The estimated fair values have been determined by the Company using available market information and appropriate valuation methodologies. Judgment is required in interpreting market data to develop the estimates of fair value and the estimates are not necessarily indicative of amounts the Company could realize in a current market exchange.

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

RECLASSIFICATIONS

Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out and average cost methods) or market.

(Dollars in thousands)                       1997                1996
                                          -------            --------
Raw materials                              $1,219              $  398
Finished goods                              2,261               1,264
                                          -------            --------
     Total                                 $3,480              $1,662
                                          -------            --------
                                          -------            --------

NOTE C - PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)                       1997                1996
                                          -------            --------
Land and building                          $  122              $  120
Leasehold improvements                        385                 111
Furniture and equipment                       689                 375
Vehicles and trailers                         884                 434
                                          -------            --------
                                            2,080               1,040
Less accumulated depreciation                 762                 529
                                          -------            --------
     Net property, plant and equipment     $1,318              $  511
                                          -------            --------
                                          -------            --------

Depreciation expense was $290,000 and $128,000 for 1997 and 1996, respectively.

NOTE D - LEASES

The Company leases vehicles, administrative office space, manufacturing facilities, building and warehouse space, and storage yard space. The leases, which expire between January 1998 and December 2002 are classified as operating leases. The leases have been entered into with related parties and unaffiliated entities. There are no significant renewal or purchase options or escalation clauses.

The future minimum payments by fiscal year under noncancellable operating lease agreements at September 30, 1997 were:

(Dollars in thousands)
         1998                          $  299
         1999                             194
         2000                             130
         2001                             104
         2002                              57
         Thereafter                         3
                                       ------
            Total                      $  787
                                       ------
                                       ------

Rental expense and rent paid to related parties were:

(Dollars in thousands)                    1997     1996
                                         -----     ----
Rental expense                          $  260    $  156
Rent paid to related parties:
   MBFI, Inc.                               91         -
   T.J.T. Enterprises                       40        39
   Ulysses Mori                             14         -

MBFI, Inc. is a corporation owned by the Bradley family. Patricia I. Bradley, a Senior Vice President of the Company, owns approximately 95% of MBFI, Inc. T.J.T. Enterprises is a partnership consisting of Terrence Sheldon, President and Chief Executive Officer of the Company, and Jerry L. Radandt, a former officer of the Company. Mr. Sheldon and Mr. Radandt are equal partners in T.J.T. Enterprises. Mr. Mori is a Senior Vice President of the Company.

NOTE E - CREDIT FACILITY

The Company has a revolving credit facility secured by receivables and
inventory with a financial institution maturing in January 1998.   The
maximum amount available under the line of credit was $2,000,000 for 1997 and
$700,000 for 1996.   The facility carries interest at prime plus .5% with no
charge for any unused portion of the facility. The facility has various restrictive covenants attached to its use, all of which the Company has met. The facility has not been used during 1997, and had no amount outstanding at September 30, 1996.

NOTE F - SHAREHOLDERS' EQUITY

Authorized stock of the Company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. No shares of preferred stock have been issued. On January 5, 1996, the Company completed a public offering of 1,100,000 shares of common stock and 1,265,000 warrants to purchase common stock. Each warrant entitles the holder to purchase one share of common stock at $4.00 per share. The warrants are exercisable beginning December 21, 1996 and expire December 21, 2000. The warrants are redeemable by the Company with 30 days written notice at the rate of $.10 per warrant after December 21, 1996 and only if the average stock closing bid price equals or exceeds $7.50 per share for 10 consecutive trading days. The Company does not have the ability to call the warrants as of September 30, 1997 because it has not met the closing bid requirements.

Effective July 3, 1997 the Company issued 291,176 restricted shares of common stock and paid $412,500 to acquire Leg-it Tire Co., Inc.

Effective November 14, 1996 the Company issued 940,000 restricted shares of common stock and paid $500,000 to acquire Bradley Enterprises, Inc.

The Company also completed a private placement of 323,564 common shares and 3,235,644 warrants in October 1995. The terms of the private placement warrants are identical to the terms of the warrants issued in the public offering.

NOTE G - STOCK OPTIONS

The Company has a stock option plan which allows officers, directors and key employees of the Company to receive non-qualified and incentive stock options. All authorized, non-qualified stock options were granted on October 1, 1994 and vested on September 30, 1996. Incentive stock options vest at the rate of 20 percent per year and expire five years from the vesting date. Stock option activity is summarized as follows:

                                                      1997      1996
                                                    -------   -------
Number of option shares
  Beginning of year                                 100,000   100,000
  Granted - incentive                                15,000         -
  Became exercisable                                      -   100,000
  Outstanding at end of year                        115,000   100,000
  Exercisable at end of year                        100,000   100,000

Weighted-average exercise prices
  Beginning of year                                 $  4.00   $  4.00
  Granted at fair value                                5.88         -
  Outstanding at end of year                           4.24      4.00
  Exercisable at end of year                           4.00      4.00

Range of exercise prices at September 30, 1997             $4.00 - 5.88
Remaining weighted-average contractual life of
  options outstanding at September 30, 1997                3.75 years

The Company has elected not to adopt the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS
123). Assumptions used to calculate the income statement impact of stock options granted as if the Company had adopted FAS 123 were as follows:

Weighted average:
  Risk-free interest rate                             6.70%
  Expected life                                     5 years

  Expected volatility                                15.84%
  Expected dividends                                   None

Using these assumptions, expenses related to the granting of stock options as calculated under FAS 123 were not material to the Company's results of operations.

NOTE H - INCOME TAXES

The Company accounts for income taxes as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires deferred income taxes to be accounted for using the liability method and allows recognition of operating loss and tax credit carryforwards as deferred tax assets.

The components of income tax expense for the years ended September 30 are as follows:

(Dollars in thousands)                                 1997      1996
                                                     ------    ------
Current:
  Federal                                            $  309    $  182
  State                                                  57        42

Deferred:
  Federal                                               (13)      (15)
  State                                                  (3)       (3)
                                                     ------    ------
        Total                                        $  350    $  206
                                                     ------    ------
                                                     ------    ------

Deferred taxes for the years ended September 30 are as follows:

                                                       1997      1996
                                                     ------    ------

Book to tax depreciation differences                    100        44
Vacation liability                                      (17)        -
Installment sales of land                               (30)      (30)
                                                     ------    ------

        Total                                            53        14
                                                     ------    ------
                                                     ------    ------

The provision for income taxes varied from amounts computed at the federal statutory rate for the years ended September 30 as follows:

                                                       1997      1996
                                                     ------    ------

Provision at statutory rate                             281       178
Amortization of goodwill                                 20         -

State income taxes, net of federal benefit              (18)      (13)
Other non-deductible expenses                             5         2
Other                                                     8         -
                                                     ------    ------

        Total                                           296       167
                                                     ------    ------
                                                     ------    ------

NOTE I - COMMITMENTS

The Company has entered into employment agreements with the two Senior Vice Presidents providing for minimum annual base salaries of $208,000 and $150,000 extending through December 31, 1998 and June 24, 2001, respectively. The Company has entered into employment agreements with five employees providing for minimum annual base salaries of $60,580 extending through December 31, 1998.

The employment contract for Terrence Sheldon, President and Chief Executive Officer, expired on September 30, 1997 and is currently being negotiated. Compensation for 1998 will continue at the previous rate of $225,000 per year until a new rate is agreed upon which is expected by February 1998.

NOTE J - RELATED PARTY TRANSACTIONS

The Company has extended loans to various related parties. The notes are secured by common stock of the Company or other property. The notes mature from 1997 through 2000 and have interest rates ranging from 12.22% to 16.77%. The totals of the notes and accrued interest receivable from the related parties were $72,106 and $83,368 at September 30, 1997 and 1996, respectively. Long-term portions of these notes are included in notes receivable and current portions of these notes are included as current assets in notes receivable.

The Company sold 400,000 shares of its common stock to a private investor group in exchange for a note receivable of $470,000 in January 1995. Three members of the group qualify as related parties. Robert M. Rubin holds greater than 5% of the outstanding stock, Stephen A. Weiss was a director of the Company until he resigned on June 15, 1997, and Arthur J. Berry is a director of the Company. Mr. Berry paid $58,750, plus interest, representing his portion of the note on March 20, 1997. The proportionate outstanding principal and accrued interest for these three individuals at September 30, 1997 and 1996 was $410,208 and $465,242, respectively.

Effective October 1, 1996, the Company retained the services Robert M. Rubin, an individual who owns in excess of 5% of the outstanding common shares, to perform consulting services in the areas of raising capital, analyzing acquisitions, and developing long-term strategy. The Company agreed to pay a total of $348,200 to Mr. Rubin. The amount is included in other assets and is being amortized over 60 months.

The Company entered into agreements with J.R. Strunk and Vance Strunk, brothers of Douglas Strunk, a Director of the Company, to serve as independent buyers for the Company during 1997 and 1996. These buyers purchased $1,269,105 and $1,190,598 of used axles and tires for the Company in 1997 and 1996, respectively. In order to facilitate transactions between the Company and the buyers, the Company advances cash to the buyers. At September 30, 1997 and 1996, the Company had advanced $62,750 and $16,364, respectively. The advances are included in accounts receivable.

The Company purchased property from a related party for $66,500 during 1996. The Company financed $46,500 of the purchase price with a note bearing interest at 8% maturing 2005. A total of $2,420 of interest was paid to the related party prior to paying the note in full during 1996.

The Company purchases piers and other materials used to set up manufactured homes from SAC Industries, Inc. (SAC). SAC is owned by four individuals with each individual owning 25%. Patricia I. Bradley and Ulysses B. Mori, Directors and Senior Vice Presidents of the Company, are two of the individuals. During 1997 the Company purchased $310,215 of materials from SAC.

NOTE K - EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan through which the employer matched 50% of employees' contributions up to 6% of wages for contributions beginning August 1, 1996 and 100% of contributions up to 6% of wages for reported periods prior to August 1, 1996. Employees are eligible for participation in the 401(k) plan after completing one year of service. Employer contributions to the plan were $49,016 and $56,925 in 1997 and 1996, respectively.

NOTE L - ACQUISITIONS

On November 14, 1996, the Company issued 940,000 restricted shares of common stock and paid $500,000 to acquire Bradley Enterprises, Inc., an axle and tire recycler formerly headquartered in Centralia, Washington. The Company acquired cash of $33,000, accounts receivable of $657,000, inventory of $1,003,000, fixed assets of $572,000, and other assets of $86,000. The Company assumed $562,000 of accounts payable and accrued expenses and $908,000 of interest-bearing debt. Based upon the purchase price of $1,882,000, goodwill of $1,001,000 was recorded.

On July 3, 1997, the Company issued 291,176 restricted shares of common stock and paid $412,500 to acquire Leg-it Tire Co. Inc., an axle and tire recycler formerly headquartered in Woodland, California. The Company acquired cash of $41,000, accounts receivable of

$205,000, inventory of $328,000, fixed assets of $255,000, and other assets of $11,000. The Company assumed $193,000 of accounts payable and accrued expenses and $308,000 of interest-bearing debt. Based upon the purchase price of $795,000, goodwill of $456,000 was recorded.

The following summarized unaudited pro forma financial information presents the results of operations as if the acquisitions had occurred on October 1, 1995 and after giving effect to certain adjustments including amortization of goodwill, reduction in investment income, and elimination of intercompany transactions. The pro forma results of operations do not purport to be indicative of operating results that would have been reported had the acquisitions occurred on October 1, 1995 or of future operating results.

                                          1997               1996
                                       --------            --------
Net sales                              $ 29,708            $ 29,705
Net income                                  332                 338
Income per share                            .07                 .07


NOTE M - LEGAL PROCEEDINGS

The Company has been named as a defendant, along with other parties, in a lawsuit seeking recovery for personal injuries arising out of an accident in Northern Idaho in which a wheel supplied by the Company came off a manufactured home in transit and struck the vehicle being driven by the claimant. The lawsuit has been tendered to the Company's liability insurance carrier and the carrier is providing a defense. Management is unable to estimate the loss, if any, in excess of the product liability insurance policy limits.

INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors
T.J.T., Inc.
Emmett, Idaho

We have audited the accompanying balance sheets of T.J.T., Inc., as of September 30, 1997 and 1996, and the related statements of income, cash flows, and changes in shareholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of T.J.T., Inc., as of September 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Boise, Idaho
November 11, 1997

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

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

    11.1  Statement Re: Computation of Earnings Per Share - Not Applicable

    16.1  Letter on Change in Certifying Accountant - Not Applicable

    21.1  Subsidiaries of the Registrant - Not Applicable

    23.1* Consent of Independent Public Accountants

    24.1  Power of Attorney - Not Applicable

    27.1* Financial Data Schedule

    ----------------------------------------------------

    *     Filed herewith

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 1996.

                                      SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  T.J.T., INC.
                                  REGISTRANT

Date:    December 29, 1997        By: /s/ Terrence J. Sheldon
                                     -----------------------------------------
                                       Terrence J. Sheldon, President and
                                       Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    December 29, 1997        By: /s/ Terrence J. Sheldon
                                     -----------------------------------------
                                       Terrence J. Sheldon, President, Chief
                                       Executive Officer and Chairman of
                                       the Board of Directors

Date:    December 29, 1997        By: /s/ Patricia I. Bradley
                                     -----------------------------------------
                                       Patricia I. Bradley, Senior Vice
                                       President, and Director

Date:    December 29, 1997        By: /s/ Ulysses B. Mori
                                     -----------------------------------------
                                       Ulysses B. Mori, Senior Vice President,
                                       and Director

Date:    December 29, 1997        By: /s/ Scott M. Beechie
                                     -----------------------------------------
                                       Scott M. Beechie, Vice President,
                                       Treasurer, Chief Financial Officer and
                                       Director

Date:    December 29, 1997        By: /s/ B. Kelly Bradley
                                     -----------------------------------------
                                       B. Kelly Bradley, Western Division
                                       Manager and Director

Date:    December 29, 1997        By: /s/ Darren M. Bradley
                                     -----------------------------------------
                                       Darren M. Bradley, Western Division
                                       Assistant Manager and Director

Date:    December 29, 1997        By: /s/ John W. Eames
                                     -----------------------------------------
                                       John W. Eames, III, Regulation
                                       Compliance Officer and Director

Date:    December 29, 1997        By: /s/ Douglas A. Strunk
                                     -----------------------------------------
                                       Douglas A. Strunk, Sales Manager - Idaho
                                       Facility and Director


Date:    December 29, 1997        By: /s/ Robert L. Burkhart
                                     -----------------------------------------
                                       Robert L. Burkhart, Plant Manager -
                                       Idaho and Director


Date:    December 29, 1997        By: /s/ Darle E. Lacey
                                     -----------------------------------------
                                       Darle E. Lacey, Western Division
                                       Purchasing Manager and Director

Date:    December 29, 1997        By: /s/ April L. Kierstead
                                     -----------------------------------------
                                       April L. Kierstead, Assistant Treasurer,
                                       Secretary and Director


Date:    December 29, 1997        By: /s/ Scott M. Hayes
                                     -----------------------------------------
                                       Scott M. Hayes, Director


Date:    December 29, 1997        By: /s/ Arthur J. Berry
                                     -----------------------------------------
                                       Arthur J. Berry, Director