Form 10QSB
period 1997-12-31
TJT INC
filed 1998-02-13
CIK 1002577

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                    FORM 10-QSB

       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934

                               For the Quarter Ended

                                 DECEMBER 31, 1997

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days. Yes [X] No [ ]
--------------------------------------------------------------------------------

At December 31, 1997, the registrant had 4,854,739 shares of common stock outstanding.
--------------------------------------------------------------------------------

                                    T.J.T., INC.
                                    FORM 10-QSB
                                 DECEMBER 31, 1997

                                 TABLE OF CONTENTS

                           PART I.  FINANCIAL INFORMATION

                                                                            PAGE
Item 1.  Financial Statements

               Statements of Operations for the Three Months
               Ended December 31, 1997 and 1996                              3

               Balance Sheets at December 31, 1997 and
               September 30, 1997                                            4

               Statements of Cash Flows for the Three
               Months Ended December 31, 1997 and 1996                       5

               Notes to Financial Statements                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           8



                            PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   10

Item 5.  Other Events                                                        10

Item 6.  Exhibits and Reports on Form 8-K                                    10

Signatures                                                                   10

                              T.J.T., INC.
                              BALANCE SHEETS
                          (Dollars in thousands)

                                                            Dec. 31,     Sept. 30,
                                                             1997          1997
                                                          -----------   -----------
Current assets:
  Cash and cash equivalents                                 $   662       $   835
  Accounts receivable and notes receivable                    1,324         1,738
  Inventories                                                 3,981         3,480
  Prepaid expenses and other current assets                     228           253
                                                          -----------   -----------
       Total current assets                                   6,195         6,306

Property, plant and equipment, net of
  accumulated depreciation                                    1,333         1,318

Notes receivable                                                426           434
Real estate held for investment                                 275           275
Deferred charges and other assets                               404           411
Goodwilll                                                     1,373         1,396
                                                          -----------   -----------
  Total assets                                              $10,006       $10,140
                                                          -----------   -----------
                                                          -----------   -----------

Current liabilities:
  Accounts payable                                           $  391       $   616
  Accrued liabilities and deferred income                       728           708
  Income taxes payable                                           91           146
                                                          -----------   -----------
       Total current liabilities                              1,210         1,470

Deferred credits and other noncurrent obligations               144           146
Deferred income taxes                                            53            53
                                                          -----------   -----------
  Total liabilities                                           1,407         1,669
                                                          -----------   -----------

Shareholders' equity:
  Common stock, $.001 par value; 10,000,000
       shares authorized;  4,854,739 shares issued
       and outstanding                                            5             5
  Common stock warrants                                         113           113
  Capital surplus                                             6,068         6,068
  Retained earnings                                           2,868         2,735
  Treasury stock (10,907 and 7,991 shares at cost)              (44)          (39)
  Stock subscriptions receivable                               (411)         (411)
                                                          -----------   -----------
       Total shareholders' equity                             8,599         8,471
                                                          -----------   -----------
            Total liabilities and shareholders' equity      $10,006       $10,140
                                                          -----------   -----------
                                                          -----------   -----------

See accompanying notes to financial statements.

                                 T.J.T., INC.
                             STATEMENTS OF INCOME
               (Dollars in thousands except per share amounts)

For the three months ended December 31,                   1997           1996
                                                      ------------   ------------
Sales (net of returns and allowances):
   Axles and tires                                    $    6,198     $    2,895
   Accessories and siding                                  1,895          1,282
                                                      ------------   ------------
        Total sales                                        8,093          4,177

Cost of goods sold                                         6,548          3,456
                                                      ------------   ------------

   Gross profit                                            1,545            721

Selling, general and administrative expenses               1,332            711
                                                      ------------   ------------

   Operating income                                          213             10

Interest income                                               20             43
Income on investment property                                  1              4
Other income (expense)                                       -                4
                                                      ------------   ------------

   Income before taxes                                       234             61

Income taxes                                                 101             24
                                                      ------------   ------------

   Net income                                         $      133     $       37
                                                      ------------   ------------
                                                      ------------   ------------

Net income per common share                           $      .03     $      .01
Weighted average shares outstanding                    4,846,420      4,105,982
                                                      ------------   ------------
                                                      ------------   ------------

See accompanying notes to financial statements.

                                 T.J.T., INC.
                           STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

For the three months ended December 31,                         1997           1996
                                                            ------------   ------------
Cash flows from operating activities:
  Net income                                                     $ 133        $    37
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                  141             62
    Gain on sale of assets                                         -               (4)
    Change in receivables                                          412            783
    Change in inventory                                           (501)          (167)
    Change in prepaid expenses and other current assets             25            -
    Change in accounts payable                                    (225)          (131)
    Change in other assets and liabilities                         (59)          (172)
                                                            ------------   ------------
       Net cash provided (used) by operating activities            (74)           408
                                                            ------------   ------------
Cash flows from investing activities:
  Additions to property, plant and equipment                      (104)           (49)
  Issuance of notes receivable                                     (12)            (8)
  Payments on notes receivable                                      22            -
  Proceeds from sale of assets                                     -               14
  Land purchased for investment                                    -                1
  Cash paid for acquisition net of cash acquired                   -             (467)
                                                            ------------   ------------
    Net cash used by investing activities                          (94)          (509)
                                                            ------------   ------------

Cash flows from financing activities:
  Payments on debt                                                  -            (907)
  Treasury stock transactions                                       (5)           (56)
                                                            ------------   ------------
    Net cash used by financing activities                           (5)          (963)
                                                            ------------   ------------

Net decrease in cash and cash equivalents                         (173)        (1,064)
Cash and cash equivalents at October 1                             835          2,737
                                                            ------------   ------------

Cash and cash equivalents at December 31                         $ 662        $ 1,673
                                                            ------------   ------------
                                                            ------------   ------------

Supplemental information:
  Interest paid                                                  $   3        $     1
  Income taxes paid                                                156             42
Noncash transactions:
  Deferred gain on sale of land                                  $ -          $     3
  Issuance of stock for business combination                       -            1,397

See accompanying notes to financial statements.

                                 T.J.T., INC.
                        NOTES TO FINANCIAL STATEMENTS

NOTE A - UNAUDITED INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of T.J.T., Inc. (the company) and the results of operations and cash flows. Certain reclassifications of prior quarter amounts were made to conform with current quarter presentation, none of which affect previously recorded net income.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out and average cost methods) or market.

(Dollars in thousands)                     Dec. 31,       Sept. 30,
                                            1997            1997
                                         ----------      ----------
Raw materials                               $1,239          $1,219
Finished goods                               2,742           2,261
                                         ----------      ----------
     Total                                  $3,981          $3,480
                                         ----------      ----------
                                         ----------      ----------

NOTE C - PROPERTY, PLANT AND EQUIPMENT

                                           Dec. 31,       Sept. 30,
(Dollars in thousands)                      1997            1997
                                         ----------      ----------
Land and building                           $  142          $  122
Leasehold improvements                         422             385
Furniture and equipment                        735             689
Vehicles and trailers                          886             884
                                         ----------      ----------
                                             2,185           2,080
Less accumulated depreciation                  852             762
                                         ----------      ----------
     Net property, plant and equipment      $1,333          $1,318
                                         ----------      ----------
                                         ----------      ----------

 NOTE D - SHAREHOLDERS' EQUITY

Authorized stock of the company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. No shares of preferred stock have been issued. The company also has 4,500,644 outstanding warrants to purchase common stock. Each warrant entitles the holder to purchase one share of common stock at $4.00 per share. The warrants are exercisable beginning December 21, 1996 and expire December 21, 2000. The warrants are redeemable by the company with 30 days written notice at the rate of $.10 per warrant after December 21, 1996 and only if the average stock closing bid price equals or exceeds $7.50 per share for 10 consecutive trading days. The company does not have the ability to the call the warrants as of December 31, 1997 because it has not met the closing bid requirements.

On July 3, 1997, the company issued 291,176 restricted shares of common stock and paid $412,500 to acquire Leg-it Tire Co., Inc.

On November 14, 1996, the company issued 940,000 restricted shares of common stock and paid $500,000 to acquire Bradley Enterprises, Inc.

The company has a stock option plan which allows officers, directors and key employees of the company to receive non-qualified and incentive stock options. The company awarded 100,000 non-qualified stock options to certain officers and directors on October 1, 1994 with an exercise price of $4.00 per share. These options became 100% vested and exercisable on September 30, 1996 and expire September 30, 1999. All non-qualified stock options were outstanding at December 31, 1997 and 1996. There were 85,000 incentive stock options available for grant at December 31, 1997 and 1996.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

All period references are to the three month periods ended December 31, 1997 and 1996, unless otherwise indicated. Quarterly financial results may not be indicative of the financial results for any future period. All tabular dollar amounts are stated in thousands.

Net income for the quarter ended December 31, 1997 was $133,000, a 259% increase over net income of $37,000 from the first quarter last year. Earnings per share were $.03 for the current quarter compared to $.01 per share for the same quarter last year. The favorable results were due primarily to the successful integration of acquisitions made during the 1997 fiscal year. Net sales increased 94% to $8,093,000 for the quarter ended December 31, 1997 compared to $4,177,000 for the quarter ended December 31, 1996.

Earnings per share was affected by an 18% increase in average shares outstanding to 4,846,420 from 4,105,982 for the same period in 1996. Share growth was a direct result of the 940,000 restricted shares issued for the purchase of Bradley Enterprises, Inc. (Bradley) in November 1996 and the 291,176 restricted shares issued in July 1997 for the acquisition of Leg-it Tire Co., Inc. (Leg-it).

The recent acquisitions have created opportunities for improved efficiencies resulting in larger profit margins. The company is now the largest supplier of used axles and tires to the manufactured housing industry in the Western United States.

RESULTS OF OPERATIONS:

The following table sets forth the operating data of the company as a percentage of net sales for the periods indicated below:

                                                    Three months ended
                                                 -------------------------
                                                  Dec. 31,       Dec. 31,
                                                    1997           1996
                                                 ----------     ----------
Axle and tire reconditioning                           76.6 %         69.3 %
Manufactured housing accessories and siding            23.4           30.7
Gross margin                                           19.1           17.3
Selling expense                                         9.8            9.6
Administrative expense                                  6.6            7.5
Interest income                                         0.2            1.0
Investment property income                              0.0            0.1
Other income                                            0.0            0.1

Total sales of $8,093,000 for the three months ended December 31, 1997 were up 94% from $4,177,000 for the first quarter ended December 31, 1996. The increase is primarily due to the acquisitions. Comparatively mild weather conditions also contributed to the sales increase. The increased percentage of sales from axles and tires compared to the prior year is due mainly to the acquisitions. Both Bradley and Leg-it had historically larger percentages of their revenues from axles and tires than from the sale of manufactured housing accessories and siding.

The company's gross profit for the three months ended December 31, 1997 was $1,545,000, up $824,000 or 114% from the same period in 1996. Overall gross margin was 19.1%, up from 17.3% for the first three months of fiscal 1997.

Operating expense for the first three months of fiscal 1998 increased $621,000 to $1,332,000. This increase of 87% compares favorably to the 94% increase in sales. Selling expense remained relatively stable as a percent of sales while administrative expense as a percent of sales decreased compared to the same quarter last year.

As a result of the above factors, operating income for the first three months of fiscal 1998 was $213,000 compared to $10,000 for the first quarter of fiscal 1997.

During the first three months of fiscal 1998, the company generated other income of $21,000 compared to $51,000 for the first fiscal quarter of 1997. The decrease was due primarily to reduced interest income as proceeds from the initial public offering were taken from interest bearing investments and invested in Bradley and Leg-it.

All of the factors previously stated caused an increase in net income of 259% to $133,000 for the first three months of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES:

Historically, the company's principal sources of liquidity have been retained earnings from operations as well as borrowings under a revolving line of credit with a bank.

The company has a $2,000,000 maximum bank line of credit secured by designated percentages of eligible accounts receivable and inventories. The line has not been drawn on since January 1996 when it was paid off with proceeds from the initial public offering. The operating line remains open and available, if necessary, at a rate of prime plus .5%, and matures February 1998.

Authorized stock of the company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. No shares of preferred stock have been issued. The company also has 4,500,644 outstanding warrants to purchase common stock. Each warrant entitles the holder to purchase one share of common stock at $4.00 per share. The warrants are exercisable beginning December 21, 1996 and expire December 21, 2000. The warrants are redeemable by the company with 30 days written notice at the rate of $.10 per warrant after December 21, 1996 and only if the average stock closing bid price equals or exceeds $7.50 per share for 10 consecutive trading days. The company does not have the ability to the call the warrants as of December 31, 1997 because it has not met the closing bid requirements.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The company has been named as a defendant, along with other parties, in a lawsuit seeking recovery for personal injuries arising out of an accident in Northern Idaho in which a wheel supplied by the company came off a manufactured home in transit and struck a vehicle being driven by the claimant. The lawsuit has been tendered to the company's liability insurance carrier and the carrier is providing a defense.

ITEM 5.   OTHER EVENTS

The warrant exercise price is subject to adjustment under the terms of the warrant agreement in the event stock is issued for a price less than $4.00 per share. The terms of the warrant agreement specify that an adjustment be made to prevent dilution of the warrantholders' interest in a timely fashion following the finalization of purchase accounting activity. Purchase accounting activity for the acquisition of Bradley has been finalized and management is reviewing the transaction to determine if adjustment is necessary.

The board of directors adopted the 1997 Directors Stock Option Plan in November 1997 subject to shareholder approval at the company's annual shareholder meeting on February 24, 1998. The plan authorizes the issuance of up to 50,000 options to non-employee directors for the purchase of company common stock. The options shall have an exercise price equal to fair market value on the last trading day prior to the date of grant.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  No exhibits required to be filed.

     (b) No reports on Form 8-K were filed by the registrant during the quarter ended December 31, 1997.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        T.J.T., INC.
                                        Registrant

     Date:     February 13, 1998        By: /s/Scott Beechie
                                            ---------------------------------
                                            Scott Beechie, Vice President and
                                            Chief Financial Officer