Form 10QSB
period 1998-03-31
TJT INC
filed 1998-05-15
CIK 1002577

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-QSB

                       QUARTERLY REPORT UNDER SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               For the Quarter Ended

                                   MARCH 31, 1998

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

_______________________________________________________________________________

The registrant's common stock and warrants are registered on the Nasdaq SmallCap Market

_______________________________________________________________________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days. Yes [X] No [ ]

_______________________________________________________________________________

At March 31, 1998, the registrant had 4,854,739 shares of common stock outstanding.

_______________________________________________________________________________

                                    T.J.T., INC.
                                    FORM 10-QSB
                                   MARCH 31, 1998

                                 TABLE OF CONTENTS

                           PART I.  FINANCIAL INFORMATION

                                                                      PAGE
Item 1.  Financial Statements

     Balance Sheets at March 31, 1998 and
     September 30, 1997                                               3

     Statements of Income for the Three Months
     And Six Months Ended March 31, 1998 and 1997                     4

     Statements of Cash Flows for the Six
     Months Ended March 31, 1998 and 1997                             5

     Notes to Financial Statements                                    6

Item 2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                       8


                            PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                            10

Item 4.  Submission of Matters to a Vote of Security Holders          10

Item 5.  Other Events                                                 10

Item 6.  Exhibits and Reports on Form 8-K                             10

Signatures                                                            11

                                       2

                         T.J.T., INC.
                         BALANCE SHEETS
                     (Dollars in thousands)

                                                    March 31,       Sept. 30,
                                                      1998            1997
                                                    ---------       ---------
Current assets:
  Cash and cash equivalents                           $  583         $  835
  Accounts receivable and notes receivable             1,740          1,738
  Inventories                                          4,050          3,480
  Prepaid expenses and other current assets              261            253
                                                    ---------       ---------
    Total current assets                               6,634          6,306

Property, plant and equipment, net of
  accumulated depreciation                             1,400          1,318

Notes receivable                                         404            434
Real estate held for investment                          393            275
Deferred charges and other assets                        383            411
Goodwill                                               1,348          1,396
                                                    ---------       ---------
  Total assets                                      $ 10,562       $ 10,140
                                                    ---------       ---------
                                                    ---------       ---------

Current liabilities:
  Accounts payable                                    $  766         $  616
  Accrued liabilities                                    809            708
  Income taxes payable                                    20            146
                                                    ---------       ---------
  Total current liabilities                            1,595          1,470

Deferred credits and other noncurrent obligations        178            146
Deferred income taxes                                     53             53
                                                    ---------       ---------
  Total liabilities                                    1,826          1,669
                                                    ---------       ---------

Shareholders' equity:
  Common stock, $.001 par value; 10,000,000
    shares authorized;  4,854,739 shares issued
    and outstanding                                        5              5
  Common stock warrants                                  113            113
  Capital surplus                                      6,068          6,068
  Retained earnings                                    2,988          2,735
  Treasury stock (10,907 and 7,991 shares at cost)       (44)           (39)
  Stock subscriptions receivable                        (394)          (411)
                                                    ---------       ---------
    Total shareholders' equity                         8,736          8,471
                                                    ---------       ---------
      Total liabilities and shareholders' equity   $  10,562      $  10,140
                                                    ---------       ---------
                                                    ---------       ---------


See accompanying notes to financial statements.

                                  T.J.T., INC.
                              STATEMENTS OF INCOME
                 (Dollars in thousands except per share amounts)

                                           Three Months Ended     Six Months Ended
                                                March 31,             March 31,
                                       ----------------------   -----------------------
                                          1998        1997        1998          1997
                                       ----------  ----------   ---------    ----------
Sales (net of returns and allowances):
  Axles and tires                      $    5,163  $   4,155    $   11,361   $    7,051
  Accessories and siding                    2,086      1,526         3,981        2,807
                                       ----------  ----------   ----------   ----------
    Total sales                             7,249      5,681        15,342        9,858

Cost of goods sold                          5,822      4,911        12,370        8,367
                                       ----------  ----------   ----------   ----------

  Gross profit                              1,427        770         2,972        1,491

Selling, general and administrative
  expenses                                  1,230        948         2,562        1,659
                                       ----------  ----------   ----------   ----------
  Operating income (loss)                     197       (178)          410         (168)

Interest income                                17         25            37           60
Income on investment property                   4         41             5           53
Other income (expense)                          -         (3)            -            1
                                       ----------  ----------   ----------   ----------

  Income (loss) before taxes                  218       (115)          452          (54)

Income tax expense (benefit)                   98        (30)          199           (5)
                                       ----------  ----------   ----------   ----------

  Net income (loss)                    $      120  $     (85)   $      253   $      (49)
                                       ----------  ----------   ----------   ----------
                                       ----------  ----------   ----------   ----------

Net income (loss) per common share     $      .02  $    (.02)   $      .05   $     (.01)
Weighted average shares
  outstanding                           4,843,832   4,555,688    4,845,140    4,329,606
                                       ----------  ----------   ----------   ----------
                                       ----------  ----------   ----------   ----------

See accompanying notes to financial statements.

                                   T.J.T., INC.
                              STATEMENTS OF CASH FLOWS
                               (DOLLARS IN THOUSANDS)

                                                         For the six months ended
                                                                  March 31,
                                                         ------------------------
                                                            1998          1997
                                                         ----------    ----------
Cash flows from operating activities:
  Net income (loss)                                        $  253      $  (49)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                             222         152
    Gain on sale of assets                                     -          (38)
    Change in receivables                                      27         299
    Change in inventories                                    (570)        (17)
    Change in prepaid expenses and other current assets        (8)       (192)
    Change in accounts payable                                150        (458)
    Change in other assets and liabilities                    (16)        (59)
                                                           ------      ------
      Net cash provided (used) by operating activities         58        (361)
                                                           ------      ------

Cash flows from investing activities:
  Additions to property, plant and equipment                 (205)        (93)
  Issuance of notes receivable                                (29)        (17)
  Payments on notes receivable                                 30          16
  Proceeds from sale of assets                                 -           18
  Land purchased for investment                              (118)          -
  Sale of land held for investment                             -          184
  Cash paid for acquisition net of cash acquired               -         (467)
                                                           ------      ------
      Net cash used by investing activities                  (322)       (360)
                                                           ------      ------

Cash flows from financing activities:
  Payments on debt                                             -         (908)
  Payments on stock subscription receivable                    17          59
  Treasury stock transactions                                  (5)        (50)
                                                           ------      ------
      Net cash  provided (used) by financing activities        12        (899)
                                                           ------      ------

Net decrease in cash and cash equivalents                    (252)     (1,620)
Beginning cash and cash equivalents                           835       2,737
                                                           ------      ------

Ending cash and cash equivalents                           $  583      $1,117
                                                           ------      ------
                                                           ------      ------

Supplemental information:
  Interest paid                                            $    5      $   10
  Income taxes paid                                           316         150
Noncash transactions:
  Deferred gain on sale of land                            $   -       $    3
  Issuance of stock for business combination                   -        1,384

See accompanying notes to financial statements.

                                     T.J.T., INC.
                            NOTES TO FINANCIAL STATEMENTS

NOTE A - UNAUDITED INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of T.J.T., Inc. (the company) and the results of operations and cash flows. Certain reclassifications of 1997 amounts were made in order to conform with the 1998 presentation, none of which affect previously reported net income.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out and average cost methods) or market.

(Dollars in thousands)             Mar. 31,        Sept. 30,
                                    1998             1997
                                   -------          -------
Raw materials                      $1,345           $1,219
Finished goods                      2,705            2,261
                                   -------          -------
     Total                         $4,050           $3,480
                                   -------          -------
                                   -------          -------

NOTE C - PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)                 Mar. 31,        Sept. 30,
                                        1998             1997
                                       -------          -------
Land and building                      $  142           $  122
Leasehold improvements                    372              385
Furniture and equipment                   825              689
Vehicles and trailers                     947              884
                                       -------          -------
                                        2,286            2,080
Less accumulated depreciation             886              762
                                       -------          -------
 Net property, plant and equipment     $1,400           $1,318
                                       -------          -------
                                       -------          -------

NOTE D - SHAREHOLDERS' EQUITY

Authorized stock of the company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. No shares of preferred stock have been issued. The company also has 4,500,644 outstanding warrants to purchase common stock. Each warrant entitles the holder to purchase one share of common stock at $4.00 per share. The warrants were exercisable beginning December 21, 1996 and expire December 21, 2000. The warrants are redeemable by the company with 30 days written notice at the rate of $.10 per warrant after December 21, 1996 and only if the average stock closing bid price equals or exceeds $7.50 per share for 10 consecutive trading days. The company does not have the ability to call the warrants as of March 31, 1998 because it has not met the closing bid requirements.

On July 3, 1997, the company issued 291,176 restricted shares of common stock and paid $412,500 to acquire Leg-it Tire Co., Inc. (Leg-it).

On November 14, 1996, the company issued 940,000 restricted shares of common stock and paid $500,000 to acquire Bradley Enterprises, Inc.

The company has a stock option plan which allows officers, directors and key employees of the company to receive non-qualified and incentive stock options. The company awarded 100,000 non-qualified stock options to certain officers and directors on October 1, 1994 with an exercise price of $4.00 per share. These options became 100% vested and exercisable on September 30, 1996 and expire September 30, 1999. All non-qualified stock options were outstanding at December 31, 1997 and 1996. There were 85,000 incentive stock options available for grant at March 31, 1998 and 1997. The exercise price for the outstanding incentive stock options is $5.88 per share.

NOTE E - OTHER

A lawsuit alleging wrongful termination has been filed by a former employee against Leg-it and Ulysses Mori, the former president of Leg-it and a current director of the company. The litigation is in its preliminary stage and the company has not had the opportunity to assess the likelihood of loss, if any.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All period references are to the three or six month periods ended March 31, 1998 and 1997, unless otherwise indicated. Quarterly financial results may not be indicative of the financial results for any future period.

The following table sets forth the operating data of the company as a percentage of net sales for the periods indicated below:

                                        Three months ended   Six months ended
                                        ------------------  ------------------
                                        Mar. 31,  Mar. 31,  Mar. 31,  Mar. 31,
                                         1998       1997      1998      1997
                                        --------  -------   --------  --------
Axle and tire reconditioning             71.2%     73.1%     74.1%     71.5%
Manufactured housing accessories and
  siding                                 28.8      26.8      25.9      28.5
Gross margin                             19.7      13.6      19.4      15.1
Selling expense                           9.4       9.9       9.6       9.8
Administrative expense                    7.6       5.5       7.1       6.3
Interest income                           0.2       0.4       0.2       0.6
Investment property income                0.1       0.7       0.0       0.5
Other income (expense)                    0.0      -0.1       0.0       0.0


Net sales of $7,249,000 for the three months ended March 31, 1998 were up 28% from $5,681,000 for the quarter ended March 31, 1997. The increase is primarily due to the acquisition of Leg-it Tire Co., Inc. (Leg-it). Comparatively mild weather conditions in the Pacific Northwest also contributed to the sales increase. Sales increased 56% to $15,342,000 for the six months ended March 31, 1998 compared to $9,858,000 for the six months ended March 31, 1997, primarily due to the acquisitions of Bradley Enterprises, Inc. (Bradley) and Leg-it.

The company's gross profit for the three months ended March 31, 1998 was $1,427,000, up $657,000 or 85% from the same period in 1997. Overall gross margin was 19.7%, up from 13.6% for the quarter ended March 31, 1997. Year-to-date gross profit through March 31, 1998 was $2,972,000, an increase of $1,481,000 or 99% over the same period last year. Gross margin improved to 19.4% from 15.1%. These improvements are the result of the successful integration of the Bradley and Leg-it acquisitions made during fiscal 1997.

Selling, general and administrative expenses for the quarter ended March 31, 1998 increased $282,000 from the same quarter last year to $1,230,000. This increase of 30% is relatively consistent with the percentage increase in sales. Selling expense decreased slightly as a percent of sales for both the three-month and six-month periods ended March 31, 1998 compared to those same periods ended March 31, 1997. Administrative expense as a percent of sales increased due primarily to wages, professional fees and bad debt charges compared to last year's quarter and year-to-date amounts.

Operating income for the second quarter of fiscal 1998 was $197,000 compared to an operating loss of $(178,000) for the same quarter of fiscal 1997. Year-to-date operating income for 1998 was $410,000 compared to an operating loss of $(168,000) for year-to-date 1997.

During the second quarter of fiscal 1998, the company generated non-operating income of $21,000 compared to $63,000 for the second quarter of 1997. The decrease was due primarily to the gain on sale of investment property recognized in last year's second quarter. Non-operating income for the six months ended March 31, 1998 was also down due to last year's gain on sale of investment property.

Net income for the quarter ended March 31, 1998 was $120,000, a $205,000 increase over net loss of $(85,000) from the same quarter last year. Year-to-date net income for 1998 was $253,000 compared to a net loss of $(49,000) for the six months ended March 31, 1997.

Earnings per share were $.02 for the current quarter compared to a loss per share of $(.02) for the same quarter last year. Year-to-date earnings per share for 1998 was $.05 compared to a loss per share of $(.01) for year-to-date 1997. Earnings per share for the second quarter was affected by a 6% increase in average shares outstanding to 4,843,832 from 4,555,688 for the same period in 1997. Share growth was a direct result of the 291,176 restricted shares issued in July 1997 for the acquisition of Leg-it. Year-to-date average shares outstanding increased 12% over the same period last year due to the Leg-it acquisition and due to the 940,000 restricted shares issued in November 1996 for the acquisition of Bradley.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the company's principal sources of liquidity have been retained earnings from operations as well as borrowings under a revolving line of credit with a bank.

The company has a $2,000,000 maximum bank line of credit secured by designated percentages of eligible accounts receivable and inventories. The line has not been drawn on since January 1996 when it was paid off with proceeds from the initial public offering. The operating line remains open and available, if necessary, at a rate of prime and matures April 1999.

Authorized stock of the company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. No shares of preferred stock have been issued. The company also has 4,500,644 outstanding warrants to purchase common stock. Each warrant entitles the holder to purchase one share of common stock at $4.00 per share. The warrants were exercisable beginning December 21, 1996 and expire December 21, 2000. The warrants are redeemable by the company with 30 days written notice at the rate of $.10 per warrant after December 21, 1996 and only if the average stock closing bid price equals or exceeds $7.50 per share for 10 consecutive trading days. The company does not have the ability to the call the warrants as of March 31, 1998 because it has not met the closing bid requirements.

YEAR 2000 SYSTEM ISSUE

The company is reviewing its financial and operating systems with respect to the Year 2000 issue. The company is in the process of obtaining assurance from the vendors of its purchased software that the products are Year 2000 compliant. Based on the results of the preliminary review, the company does not anticipate any material disruption in its operations related to the Year 2000 issue.

The company is also seeking assurance from its financial service provider, major vendors and customers that the Year 2000 issue has been addressed. In the event that the financial service provider or any of the major vendors or customers does not achieve Year 2000 compliance, the company's business or operations could be adversely affected.

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

A lawsuit alleging wrongful termination has been filed by a former employee against Leg-it and Ulysses Mori, the former President of Leg-it and a current director of the company. The litigation is in its preliminary stage and the company has not had the opportunity to assess the likelihood of loss, if any.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company held its annual meeting on February 24, 1998. A total of 4,854,739 shares of common stock were outstanding as of the record date and entitled to vote at the meeting. Of the total outstanding shares, 3,524,235 were represented at the annual meeting and 1,330,504 were not voted. The following matters were voted upon by the shareholders:

Proposal No. 1:  Election of Class II Directors, whose term expires in 2001:

                         In Favor       Against            Abstain
                         ---------      -------           ---------
Arthur J. Berry          3,508,085          -               16,150
B. Kelly Bradley         3,508,085          -               16,150
Scott M. Hayes           3,508,085          -               16,150
Ulysses B. Mori          3,508,085          -               16,150
Douglas A. Strunk        3,508,085          -               16,150

Proposal No. 2:  Ratification of Appointment of Balukoff Lindstrom & Co.,
                 P.A. as the company's auditors

                         In Favor       Against            Abstain
                         ---------      -------           ---------
                         3,511,925      6,360               5,950

Proposal No. 3:  Approval of the 1997 Directors Stock Option Plan

                         In Favor       Against            Abstain
                         ---------      -------           ---------
                         3,366,869      146,790            10,576

ITEM 5.     OTHER EVENTS

The company has entered into an agreement to purchase the assets of two firms, one a supplier of metal hangers used to secure axles to manufactured homes and the other a supplier of axles and tires, with combined annual revenues of approximately $900,000. The company plans to pay $320,000 in cash to purchase specified assets and assume certain liabilities of Hanger Enterprises and Ken's Mobile Tire and Axle. The assets, located in Eugene, Oregon, are currently owned and operated by Kenneth Lee who will remain with the company as manager of these operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  No exhibits required to be filed.

     (b) The company filed a report on Form 8-K on March 16, 1998 disclosing the names of the board memebers elected at the Annual Shareholder Meeting on February 24, 1998. It also disclosed the shareholder approval of the 1997 Directors Stock Option Plan and included an exhibit describing the plan.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   T.J.T., INC.
                                   Registrant

Date:     May 15, 1998             By: /s/Scott Beechie
                                       ------------------------------
                                       Scott Beechie, Vice President and
                                       Chief Financial Officer