Form 10QSB
period 1998-06-30
TJT INC
filed 1998-08-14
CIK 1002577

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                             For the Quarter Ended

                                 JUNE 30, 1998

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days. Yes [X] No [ ]
-------------------------------------------------------------------------------

At June 30, 1998, the registrant had 4,854,739 shares of common stock outstanding.
-------------------------------------------------------------------------------

                                  T.J.T., INC.
                                  FORM 10-QSB
                                 JUNE 30, 1998

                               TABLE OF CONTENTS

                        PART I.  FINANCIAL INFORMATION


                                                                        PAGE
Item 1.  Financial Statements

               Balance Sheets at June 30, 1998 and
               September 30, 1997                                          3

               Statements of Income for the Three Months
               And Nine Months Ended June 30, 1998 and 1997                4

               Statements of Cash Flows for the Nine
               Months Ended June 30, 1998 and 1997                         5

               Notes to Financial Statements                               6

Item 2.  Management's Discussion and Analysis of Financial Condition
 and Results of Operations                                                 8



                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 10

Item 5.  Other Events                                                      11

Item 6.  Exhibits and Reports on Form 8-K                                  11

Signatures                                                                 11


                                 T.J.T., INC.
                                BALANCE SHEETS
                            (Dollars in thousands)


                                                           June 30,       Sept. 30,
                                                             1998           1997
                                                           --------       ---------
Current assets:
  Cash and cash equivalents                                $     26       $    835
  Accounts receivable and notes receivable                    2,365          1,738
  Inventories                                                 3,625          3,480
  Prepaid expenses and other current assets                     263            253
                                                           --------       --------
    Total current assets                                      6,279          6,306

Property, plant and equipment, net of
  accumulated depreciation                                    1,767          1,318

Notes receivable                                                398            434
Real estate held for investment                                 391            275
Deferred charges and other assets                               368            411
Goodwill                                                      1,468          1,396
                                                           --------       --------
    Total assets                                           $ 10,671       $ 10,140
                                                           --------       --------
                                                           --------       --------

Current liabilities:
  Accounts payable                                         $    690       $    616
  Accrued liabilities                                           868            708
  Income taxes payable                                           29            146
                                                           --------       --------
    Total current liabilities                                 1,587          1,470

Deferred credits and other noncurrent obligations               173            146
Deferred income taxes                                            53             53
                                                           --------       --------
  Total liabilities                                           1,813          1,669
                                                           --------       --------

Shareholders' equity:
  Common stock, $.001 par value; 10,000,000
    shares authorized;  4,854,739 shares issued
    and outstanding                                               5              5
  Common stock warrants                                         113            113
  Capital surplus                                             6,068          6,068
  Retained earnings                                           3,110          2,735
  Treasury stock (10,906 and 7,991 shares at cost)              (44)           (39)
  Stock subscriptions receivable                               (394)          (411)
                                                           --------       --------
    Total shareholders' equity                                8,858          8,471
                                                           --------       --------
      Total liabilities and shareholders' equity           $ 10,671       $ 10,140
                                                           --------       --------
                                                           --------       --------


See accompanying notes to financial statements.

                                 T.J.T., INC.
                             STATEMENTS OF INCOME
                (Dollars in thousands except per share amounts)


                                                      Three Months Ended             Nine Months Ended
                                                            June 30,                      June 30,
                                                 ---------------------------   ---------------------------
                                                      1998           1997           1998           1997
                                                 ------------   ------------   ------------   ------------
Sales (net of returns and allowances):
  Axles and tires                                $    7,508     $    4,919     $   18,869     $   11,969
  Accessories and siding                              1,688          1,950          5,669          4,757
                                                 ----------     ----------     ----------     ----------
    Total sales                                       9,196          6,869         24,538         16,726

Cost of goods sold                                    7,675          5,513         20,045         13,880
                                                 ----------     ----------     ----------     ----------

  Gross profit                                        1,521          1,356          4,493          2,846

Selling, general and administrative expenses          1,318            981          3,880          2,640
                                                 ----------     ----------     ----------     ----------
  Operating income                                      203            375            613            206

Interest income                                          13             32             50             92
Income on investment property                             2             25              7             78
Other expense                                         -                 (1)         -              -
                                                 ----------     ----------     ----------     ----------

  Income before taxes                                   218            431            670            376

Income taxes                                             96            180            295            174
                                                 ----------     ----------     ----------     ----------

  Net income                                     $      122     $      251     $      375     $      202
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------

Net income per common share                      $      .03     $      .06     $      .08     $      .05
Weighted average shares outstanding               4,843,832      4,557,155      4,844,704      4,405,181
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------


See accompanying notes to financial statements.

                                 T.J.T., INC.
                           STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)


For the nine months ended June 30,                           1998           1997
                                                           --------       --------
Cash flows from operating activities:
  Net income                                               $   375        $   202
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                              435            231
    Gain on sale of assets                                     -              (51)
    Change in receivables                                     (542)           153
    Change in inventories                                      (87)          (388)
    Change in prepaid expenses and other current assets        (10)           (62)
    Change in accounts payable                                  74           (230)
    Change in other assets and liabilities                      42             26
                                                           -------        -------
      Net cash provided (used) by operating activities         287           (119)
                                                           -------        -------

Cash flows from investing activities:
  Additions to property, plant and equipment                  (627)          (121)
  Issuance of notes receivable                                 (36)           (18)
  Payments on notes receivable                                  44             18
  Proceeds from sale of assets                                 -               18
  Land purchased for investment                               (119)           -
  Sale of land held for investment                             -              238
  Cash paid for acquisition net of cash acquired              (320)          (879)
                                                           -------        -------
    Net cash used by investing activities                   (1,058)          (744)
                                                           -------        -------

Cash flows from financing activities:
  Payments on debt                                             (50)          (908)
  Payments on stock subscription receivable                     17             59
  Treasury stock transactions                                   (5)           (50)
                                                           -------        -------
    Net cash used by financing activities                      (38)          (899)
                                                           -------        -------

Net decrease in cash and cash equivalents                     (809)        (1,762)
Beginning cash and cash equivalents                            835          2,737
                                                           -------        -------

Ending cash and cash equivalents                           $    26        $   975
                                                           -------        -------
                                                           -------        -------

Supplemental information:
  Interest paid                                            $     9        $    10
  Income taxes paid                                            405            210
Noncash transactions:
  Deferred gain on sale of land                            $   -          $     3
  Issuance of stock for business combination                   -            1,384


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

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out and average cost methods) or market.

(Dollars in thousands)                         June 30,        Sept. 30,
                                                 1998            1997
                                               --------        --------
Raw materials                                    $1,103          $1,219
Finished goods                                    2,522           2,261
                                               --------        --------
       Total                                     $3,625          $3,480
                                               --------        --------
                                               --------        --------


NOTE C - PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)                         June 30,        Sept. 30,
                                                 1998            1997
                                               --------        --------
Land and building                                  $189            $122
Leasehold improvements                              394             385
Furniture and equipment                           1,124             689
Vehicles and trailers                             1,041             884
                                               --------        --------
                                                  2,748           2,080
Less accumulated depreciation                       981             762
                                               --------        --------
 Net property, plant and equipment               $1,767          $1,318
                                               --------        --------
                                               --------        --------

NOTE D - SHAREHOLDERS' EQUITY

Authorized stock of the company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. No shares of preferred stock have been issued. The company also has 4,500,644 outstanding warrants to purchase common stock. Each warrant entitles the holder to purchase one share of common stock at $4.00 per share. The warrants were exercisable beginning December 21, 1996 and expire December 21, 2000. The warrants are redeemable by the company with 30 days written notice at the rate of $.10 per warrant after December 21, 1996 and only if the average stock closing bid price equals or exceeds $7.50 per share for 10 consecutive trading days. The company does not have the ability to the call the warrants as of June 30, 1998 because it has not met the closing bid requirements.

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

NOTE E - OTHER

A lawsuit alleging wrongful termination has been filed by a former employee against Leg-it and Ulysses Mori, the former President of Leg-it and a current director of the company. The litigation is in its discovery stage and the company can not estimate the amount or likelihood of loss, if any.

The company has purchased the assets of two firms, one a supplier of metal hangers used to secure axles to manufactured homes and the other a supplier of axles and tires, with combined annual revenues of approximately $900,000. The company paid $320,000 in cash to purchase specified assets and assume certain liabilities of Hanger Enterprises and Ken's Mobile Tire and Axle. The assets, located in Eugene, Oregon, were owned and operated by Kenneth Lee who will remain with the company as manager of these operations.

During July 1998, the company signed a purchase agreement with Ford's Tires and Axles in Chandler, Arizona in which TJT has agreed to pay cash of $275,000 and assume certain liabilities. The purchase price is subject to adjustment based on the results of due diligence. The agreement also includes a management contract whereby TJT will manage Ford's Tires and Axles for a period of up to six months prior to finalizing the purchase. Compensation for managing Ford's Tires and Axles will consist of a monthly fee and a percentage of pre-tax profits earned by Ford's during the period of the management contract. In return, TJT will advise existing management of Ford's Tires and Axles, advance operating capital, and loan equipment to Ford's to facilitate growth at that location. The Arizona market area is one of the company's primary targets for expansion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All period references are to the three or nine month periods ended June 30, 1998 and 1997, unless otherwise indicated. Quarterly financial results may not be indicative of the financial results for any future period. The following discussion may contain forward-looking statements within the meaning of the federal securities laws which involve risks and uncertainties. When used in this discussion, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; the existence or absence of adverse publicity; availability, locations and terms of sites for facility development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; and construction costs.

The following table sets forth the operating data of the company as a percentage of net sales for the periods indicated below:


                                                 Three months ended        Nine months ended
                                                 -------------------      -------------------
                                                 June 30,   June 30,      June 30,   June 30,
                                                   1998       1997          1998       1997
                                                 --------   --------      --------   --------
Axle and tire reconditioning                        81.6%      71.6%         76.9%      71.6%
Manufactured housing accessories and siding         18.4       28.4          23.1       28.4
Gross margin                                        16.5       19.7          18.3       17.0
Selling expense                                      8.2        8.9           9.1        9.4
Administrative expense                               6.1        5.4           6.7        6.4
Interest income                                      0.2        0.5           0.2        0.6
Investment property income                           0.0        0.4           0.0        0.5


Net sales of $9,196,000 for the three months ended June 30, 1998 were up 34% from $6,869,000 for the quarter ended June 30, 1997. The increase is primarily due to the acquisition of Leg-it Tire Co., Inc. (Leg-it) in July 1997. Sales increased 47% to $24,538,000 for the nine months ended June 30, 1998 compared to $16,726,000 for the nine months ended June 30, 1997, primarily due to the acquisition of Leg-it and the November 1996 acquisition of Bradley Enterprises, Inc.

The company's gross profit for the three months ended June 30, 1998 was $1,521,000, up $165,000 or 12% from the same period in 1997. Overall gross margin was 16.5%, down from 19.7% for the quarter ended June 30, 1997. Year-to-date gross profit through June 30, 1998 was $4,493,000, an increase of $1,647,000 or 58% over the same period last year. Gross margin improved to 18.3% from 17.0%. Gross margin for the quarter ended June 30, 1998 decreased from the prior quarter and the same quarter last year due to increased competition for used axles and tires in the company's market area. In July 1998, TJT entered into an agreement to purchase Ford's Tires and Axles in Chandler, Arizona in an effort to gain access to used axles and tires in other market areas.
Management expects that these additional sources of used axles and tires may ease the pressure on gross margin caused by increased competition in TJT's market area for used axles and tires.

Selling, general and administrative expenses for the quarter ended June 30, 1998 increased $337,000 from the same quarter last year to $1,318,000. Selling expense decreased slightly as a percent of sales for both the three-month and nine-month periods ended June 30, 1998 compared to those same periods ended June 30, 1997. Administrative expense as a percent of sales for the quarter ended June 30, 1998 increased slightly due primarily to wages, professional fees and shareholder expenses compared to the same quarter last year. Year-to-date administrative expense as a percent of sales also increased slightly over last year due to wages, professional fees, shareholder expenses and bad debt expense. Selling expense as a percent of sales decreased to 8.2% for the current quarter from 9.4% for the quarter ended March 31, 1998. Administrative expense as a percent of sales decreased to 6.1% for the quarter ended June 30, 1998 from 7.6% for the previous quarter.

Operating income for the third quarter of fiscal 1998 was $203,000 compared to an operating income of $375,000 for the same quarter of fiscal 1997. Year-to-date operating income for 1998 was $613,000 compared to operating income of $206,000 for year-to-date 1997.

During the third quarter of fiscal 1998, the company generated non-operating income of $15,000 compared to $56,000 for the third quarter of 1997. The decrease was due primarily to gain on sale of investment property recognized in last year's third quarter and a decrease in interest income. Non-operating income of $57,000 for the nine months ended June 30, 1998 was also down due to the same reasons.

Net income for the quarter ended June 30, 1998 was $122,000, a $129,000 decrease from net income of $251,000 from the same quarter last year. Year-to-date net income for 1998 was $375,000 compared to net income of $202,000 for the nine months ended June 30, 1997.

Earnings per share were $.03 for the current quarter compared to $.06 per share for the same quarter last year. Year-to-date earnings per share for 1998 were $.08 compared to $.05 per share for year-to-date 1997. Earnings per share for the third quarter was affected by a 6% increase in average shares outstanding to 4,843,832 from 4,557,155 for the same period in 1997. Share growth was a direct result of the 291,176 restricted shares issued in July 1997 for the acquisition of Leg-it. Year-to-date average shares outstanding increased 10% over the same period last year due to the Leg-it acquisition and due to the 940,000 restricted shares issued in November 1996 for the acquisition of Bradley.

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

Authorized stock of the company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. No shares of preferred stock have been issued. The company also has 4,500,644 outstanding warrants to purchase common stock. Each warrant entitles the holder to purchase one share of common stock at $4.00 per share. The warrants were exercisable beginning December 21, 1996 and expire December 21, 2000. The warrants are redeemable by the company with 30 days written notice at the rate of $.10 per warrant after December 21, 1996 and only if the average stock closing bid price equals or exceeds $7.50 per share for 10 consecutive trading days. The company does not have the ability to the call the warrants as of June 30, 1998 because it has not met the closing bid requirements.

YEAR 2000 SYSTEM ISSUE

The company is reviewing its financial and operating systems with respect to the Year 2000 issue. The company has obtained assurance from the vendors of its major purchased software systems that the products are Year 2000 compliant. Based on the results of the preliminary review, the company does not anticipate any material disruption in its operations related to the Year 2000 issue.

The company is also seeking assurance from its financial service provider, major vendors and customers that the Year 2000 issue has been addressed. In the event that the financial service provider or any of the major vendors or customers does not achieve Year 2000 compliance, the company's business or operations could be adversely affected.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A lawsuit alleging wrongful termination has been filed by a former employee against Leg-it and Ulysses Mori, the former President of Leg-it and a current director of the company. The litigation is in the discovery process and the company can not estimate the amount or the likelihood of loss, if any.

ITEM 5. OTHER EVENTS

The company has purchased the assets of two firms, one a supplier of metal hangers used to secure axles to manufactured homes and the other a supplier of axles and tires, with combined annual revenues of approximately $900,000. The company paid $320,000 in cash to purchase specified assets and assume certain liabilities of Hanger Enterprises and Ken's Mobile Tire and Axle. The assets, located in Eugene, Oregon, were owned and operated by Kenneth Lee who will remain with the company as manager of these operations.

During July 1998, the company signed a purchase agreement with Ford's Tires and Axles in Chandler, Arizona in which TJT has agreed to pay cash of $275,000 and assume certain liabilities. The purchase price is subject to adjustment based on the results of due diligence. The agreement also includes a management contract whereby TJT will manage Ford's Tires and Axles for a period of up to six months prior to finalizing the purchase. Compensation for managing Ford's Tires and Axles will consist of a monthly fee and a percentage of pre-tax profits earned by Ford's during the period of the management contract. In return, TJT will advise existing management of Ford's Tires and Axles, advance operating capital, and loan equipment to Ford's to facilitate growth at that location. The Arizona market area is one of the company's primary targets for expansion.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  No exhibits required to be filed.

(b)  No reports on Form 8-K were filed during the quarter ended June 30, 1998


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 T.J.T., INC.
                                 Registrant

     Date:     August 14, 1998               By: /s/Scott Beechie
                                                 -------------------------------
                                           Scott Beechie, Vice President and
                                           Chief Financial Officer