Form 10KSB
period 1998-09-30
TJT INC
filed 1998-12-29
CIK 1002577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1998

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

                                 (208) 365-5321

                           (Issuer's telephone number)

--------------------------------------------------------------------------------
        Securities registered under Section 12 (b) of the Exchange Act:

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for the fiscal year ended September 30, 1998 were $34,073,000.

Based on the stock's closing price of $1.25 on November 30, 1998, non-affiliated market capital was approximately $2,875,000.

As of November 30, 1998, there were 4,854,739 shares of the registrant's $.001 par value common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement to be dated on or after January 1999, for use in connection with the annual meeting of stockholders to be held on February 23, 1999, portions of which are incorporated by reference into Part III of the Form 10-KSB.

Transitional Small Business Disclosure Format:  Yes [  ]; No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

ITEM 1(a). GENERAL DEVELOPMENT OF BUSINESS

RECENT DEVELOPMENTS

Acquisition of Hanger Enterprises and Ken's Mobile Tire

Effective June 1, 1998, T.J.T., Inc. (TJT or the Company) acquired specified assets and assumed specified liabilities of Hanger Enterprises and Ken's Mobile Tires, both located in Eugene, Oregon. We hired Kenneth Lee, the former owner of these two companies, to manage the operations consisting of manufacturing hanging parts used by manufactured housing producers to attach axles and tires to the homes, and limited recycling of axles and tires. We paid Mr. Lee $320,000 and assumed $58,000 of debt to complete the transaction.

In July 1998, we entered into an agreement to purchase Ford's Tires and Axles located in Chandler, Arizona. As part of the purchase agreement, we also agreed to manage Ford's Tires and Axles until we completed our due diligence and finalized the terms of the purchase transaction. The management agreement allows us to provide operating capital and expertise to improve the operation prior to actually acquiring them. The state of Arizona is showing strong growth in the manufactured housing industry and is on our list of most desirable new markets.

GENERAL

TJT is engaged in the business of repairing and reconditioning axles and tires for the manufactured housing industry. We also distribute vinyl and steel siding, primarily to the constructed or "site-built" housing market, and supply skirting and other after-market accessory products to manufactured housing dealers and set-up contractors.

Manufactured or factory-built homes are generally produced in sections or "units" which are customarily 12 to 14 feet wide and 70 feet in length. The individual units are then connected at the home site according to the size of the home purchased and the lot available. Most manufactured houses consist of two units or a "double-wide" home of 24 to 28 feet in width, although some larger homes are assembled as triple-wide homes of up to 42 feet in width. When transported from the factory or the dealer, manufactured houses are customarily sold as single- or doublewide.

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

We purchase used axles and tires ordinarily from the manufactured housing dealer, pick up the axles and tires primarily at the lot site of the dealer and repair and refurbish them at our facilities in Emmett, Idaho; Centralia, Washington; Salem, Oregon; Woodland, California; and Platteville, Colorado. Axles are refurbished to substantially "like-new" condition. We sell the reconditioned axles and, to the extent usable, used tires back to the housing manufacturers. Manufactured home production growth in Idaho, Oregon, Washington and California increased by approximately 7% compared to last year. Separate information for Colorado is not available to the public. Housing manufacturers currently find it more cost-effective to use reconditioned axles and tires to transport their houses rather than continually purchasing new axles and tires. The majority of the factories in our market area use recycled axles and tires when available.

We also distribute skirting and related housing accessories to the manufactured housing industry and vinyl siding to the site-built housing industry and manufactured housing factories. We believe activity in the manufactured housing market will create demand for manufactured housing accessories.

Terrence J. Sheldon and a former partner founded TJT in 1977 to recondition tires and axles. Geographic expansion of our business took place during the 1980's when we opened additional reconditioning facilities in Kansas, Oregon and Texas. From 1983 to 1991, the manufactured housing industry experienced a significant decline in production. TJT was forced to sell its unprofitable operations in Kansas and Texas in 1986. We began distribution activities in 1991. At September 30, 1998, the Company had 182 employees.

INDUSTRY OVERVIEW

Our current service area includes Idaho, Oregon, Washington, California, Colorado, Utah, Montana, Nevada, Wyoming and Arizona. The western United States produces about one tenth of the manufactured homes built in the United States.

During the years 1983 to 1991, the manufactured housing industry in the United States suffered from generally declining shipments. Factors that contributed to the decline in shipments include:

- Widespread unemployment in the oil and energy industry regions led to lack of demand for new manufactured homes and existing manufactured home repossessions; and

- Repossessed homes filled dealer lots causing lack of demand for new manufactured homes.

The factors contributing to the manufactured housing industry recovery include:

-    Depletion of manufactured home excess inventory;

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

The traditional manufactured home buyers are retirees, "empty nesters" and low-income, blue-collar wage earners. Manufactured homes have taken on some of the characteristics of site-built homes with the introduction of multi-section homes. These larger, more customized homes have attracted consumers in the middle-income range. The multi-section units are more popular in the Pacific Northwest because they are similar to existing home styles.

The manufactured housing industry and the site-built construction industry are seasonal within much of our market area. Typically, sales for the months from November through March are lower than for other months due to weather and ground conditions. Assuming normal weather conditions, we expect the quarters ended September 30 and June 30 to be the high volume quarters and the quarter ended March 31 to be the lowest volume quarter.

AXLE AND TIRE RECONDITIONING

We buy used axles and tires from manufactured housing dealers. The axles and tires are picked up at the dealer's lot or at the home site after the manufactured home is placed on its pad or foundation. We also buy axles and tires from independent brokers.

After receiving the used axles and tires, production workers at our five facilities dismantle the axle and check all major moving parts, including brakes, cleaning and rebuilding parts as required. Approximately 30 axles can be rebuilt in 8 man-hours. The axles are re-cambered on presses, refurbished and then reassembled. New or reconditioned tires are shipped with the axles to the customers.

Our facilities may recondition a single axle on multiple occasions. The national average trip length for transporting a manufactured home from the factory to the dealer and the home site is approximately 300 miles. Each axle and tire assembly is used approximately three times a year.

HUD regulations govern the maximum load limit per tire, which in turn dictates the number of axles needed to transport a manufactured home. The number of axles used to transport a manufactured home ranges from three to six and the average is about four axles. HUD also requires a periodic inspection of the recycling facility by an approved third party inspector.

Sales of reconditioned axles and tires were 76% and 73% of total revenues for the years ended September 30, 1998 and 1997, respectively.

DISTRIBUTION ACTIVITIES

We sell manufactured housing accessories such as vinyl skirting, piers and other ancillary products to manufactured housing dealers and set-up contractors. We also sell vinyl siding to the site-built housing market and limited amounts of vinyl siding accessories to certain manufactured housing factories. The site-built housing market includes both new construction and re-siding contractors. Our vinyl distribution activity began in 1991.

Sales of manufactured housing accessories and vinyl siding were 24% and 27% of total revenues for the years ended September 30, 1998 and 1997, respectively.

SALES AND MARKETING

Our customer base consists of manufactured housing factories, manufactured housing dealers, siding contractors and manufactured housing set-up contractors. We advertise in trade publications and attend manufactured housing and construction industry trade shows.

We have certain major customers for reconditioned axles and tires, all of which are manufactured housing producers. Fleetwood Homes represented 11% of our total sales in 1998 and 14% in 1997. We had no single supplier of axles and tires or accessories that represented 10% or more of total purchases.

COMPETITION

We were one of the original entrants in the axle and tire refurbishing industry, which was established in or about 1977. Axle and tire refurbishing companies tend to be located near manufactured housing production centers. The largest axle and tire refurbishing companies are located in the Southeast where the majority of the manufactured housing production takes place. We do not compete with these refurbishers since they do not currently operate in our ten-state market area of Idaho, Oregon, Washington, California, Colorado, Utah, Nevada, Montana, Wyoming and Arizona.

Within our ten-state market area, the largest competitor is in southern California. The competition in this industry is intense, both in terms of the price paid to dealers and independent brokers for supplies of used axles and tires, and the price charged to the factories for refurbished axles and tires. Competition is also based heavily on reputation for reliability and customer service.

We also distribute after-market accessories in our ten-state market area. Within that market area, we have three to four major competitors. We have four to six competitors in its vinyl siding market area, which consists of southwestern Idaho, southern Idaho, eastern Oregon, northern Utah and northern Nevada.

ITEM 2.  DESCRIPTION OF PROPERTY

We lease 13 properties and own two properties. The two properties we own are an 11,360 square foot warehouse in Emmett, Idaho and a 9,000 square foot processing facility in Platteville, Colorado.

We have four leased properties covering 145,000 square feet Emmett, Idaho. Three of those properties covering 82,000 square feet are leased from T.J.T. Enterprises (1)(3). Three properties covering 85,000 square feet are located in Oregon. One property, located in Centralia, Washington covering 593,000 square feet is leased from MBFI, Inc. (2)(3). Two properties covering 50,000 square feet are located in California, one of which, located in Woodland, California covering 44,000 square feet, is leased from Ulysses B. Mori (3).

(1) T.J.T. Enterprises is a partnership consisting of Terrence Sheldon, President and Chief Executive Officer of the Company, and Jerry L. Radandt, a former officer of the Company. Mr. Sheldon Mr. Radandt are equal partners in T.J.T. Enterprises.

(2) MBFI, Inc. is a corporation owned by the Bradley family. Patricia I. Bradley, Executive Vice President of the Company, owns approximately 95% of MBFI, Inc.

(3) We believe that the lease terms obtained from TJT Enterprises, MBFI, Inc., and Ulysses B. Mori, Senior Vice President of the Company, are as favorable as unaffiliated third party terms.

ITEM 3. LEGAL PROCEEDINGS

We have been named as a defendant, along with other parties, in a lawsuit seeking recovery for wrongful death arising out of an accident in Northern Idaho. A wheel we supplied came off a manufactured home in transit and struck the claimant's vehicle. The claimant is the husband and children of the deceased. Counsel retained by the insurance company to provide a defense has advised us that the range of liability does not exceed our policy limits.

Leg-it Tire Company, Inc. and Ulysses Mori, one of our directors, have been named as defendants in a lawsuit alleging harassment, discrimination and retaliation. The suit is in the discovery phase and does not specify damages. We are unable to determine the probability of loss or the range of loss, if any, at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Shareholders were not asked to vote on any matters during the quarter ended September 30, 1998.

ITEM A. EXECUTIVE OFFICERS OF THE REGISTRANT

The schedule below shows the names and certain information regarding all of the executive officers of TJT as of September 30, 1998. Each executive officer has a one-year term of office.

NAME                     AGE      POSITION
Terrence J. Sheldon      56       President, Chief Executive Officer, Chief
                                  Operating Officer, and Chairman of the
                                  Board of Directors

Patricia I. Bradley      54       Executive Vice President and Member of
                                  the Board of Directors

Ulysses B. Mori          46       Senior Vice President and Member of
                                  the Board of Directors

Rickie K. Treadwell      50       Senior Vice President and Member of
                                  the Board of Directors

Scott M. Beechie         40       Vice President, Treasurer, Chief Financial
                                  Officer, and Member of the Board of Directors

April L. Kierstead       43       Assistant Treasurer, Secretary and Controller

Terrence J. Sheldon - Mr. Sheldon is the founder and principal stockholder of TJT and has served as President since October 1986 and Chief Executive Officer since 1994 and Chief Operating Officer since 1998.

Patricia I. Bradley - Ms. Bradley has served as Senior Vice President from 1996 through 1998 and Executive Vice President since 1998. From 1989 to 1996 she served as Chief Executive Officer for Bradley Enterprises, Inc., and has experience in all areas of our operations.

Ulysses B. Mori - Mr. Mori has served as Senior Vice President since 1997. From 1980 to 1997 he served as President and Chief Executive Officer of Leg-it Tire Co., and has experience in all areas of our operations.

Rickie K. Treadwell - Mr. Treadwell has served as Senior Vice President since 1998. From 1978 to 1998, Mr. Treadwell served as the President of West States Recycling.

Scott M. Beechie - Mr. Beechie is a CPA and has served as Vice President since 1996 and as Treasurer and Chief Financial Officer since 1997. From 1990 to 1996, he served as Manager of Financial Reporting for U.S. Bancorp (formerly West One Bancorp) in Boise, Idaho. Mr. Beechie received a B.B.A. in Finance from Idaho State University in 1981.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock and Redeemable Common Stock Purchase Warrants are registered on the Nasdaq SmallCap Market. The table below shows the high and low sales prices of the Common Stock and the Warrants for each of the last eight fiscal quarters:

                              Quarter              Quarter              Quarter             Quarter
                               Ended                Ended                Ended               Ended
                              9/30/98              6/30/98              3/31/98             12/31/97
                           ---------------      ---------------      ---------------     ---------------
Common Stock:

      High                     1 15/16              1 15/16               2  1/8             2  5/16
      Low                      1  1/16              1  7/16                    1             1  9/16
      Quarter-end              1  5/32               1  3/4              1 13/16             1  9/16

Warrants:

      High                         1/4                 5/16                  3/8               15/32
      Low                         1/16                 5/32                 5/32                7/32
      Quarter-end                 1/16                 3/16                  1/4                7/32


                               Quarter              Quarter              Quarter             Quarter
                                Ended                Ended                Ended               Ended
                               9/30/97              6/30/97              3/31/97             12/31/96

                            ---------------      ---------------      ---------------     ---------------
Common Stock:

      High                      2  7/8              2 13/32               3  1/4                6 3/4
      Low                      1  9/16                    1                    1             2  9/16
      Quarter-end              2  3/16               1  7/8               1  1/8              2  5/8

Warrants:

      High                       19/32                  5/8                    1              3  5/8
      Low                          1/4                  1/8                  1/8                 5/8
      Quarter-end                15/32                 9/32                 5/32                 5/8

The table below shows the approximate number of record holders of the Company's Common Stock and Warrants at December 21, 1998:

TITLE OF CLASS                                       NUMBER OF RECORD HOLDERS
--------------                                       ------------------------
Common Stock, $.001 par value                                 1,411
Redeemable Common Stock Purchase Warrants                       970

TJT has never paid dividends to shareholders and does not expect to pay dividends in the foreseeable future. We intend to use future earnings for reinvestment in our business and to buy back TJT common stock. The Board of Directors will determine whether any future cash dividends will be paid and payment of any dividends will be dependent on our financial condition, results of operations, capital requirements and other such factors as the Board of Directors deems relevant.

ITEMS 6 AND 7.

The information called for by Items 6 and 7, inclusive of Part II of this Form 10-KSB, is contained in the following sections of this Report at the pages indicated below:

                        CAPTIONS AND PAGES OF THIS REPORT


ITEM 6   Management's Discussion    "Management's Discussion
         and Analysis or Plan       and Analysis"................      Page 14
         of Operations

ITEM 7   Financial Statements       "Financial Statements".......      Page 19

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We did not change accountants within the last 24 months, nor were there any reportable disagreements with our independent public accountants on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our executive officers are identified in Item A (following Item 4) in Part I of this Form 10-KSB.

The balance of this Item 9 is included in our definitive proxy statement under the caption "Election of Directors" and "Compliance With Section 16(b) of the Exchange Act" and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

All cash compensation paid by TJT, as well as certain other compensation paid or accrued, during the last three fiscal years to the persons serving as Chief Executive Officer and the executive officers earning over $100,000 is shown below.

                                          Summary Compensation Table

                                                                                LONG TERM COMPENSATION
------------------------------------------------------------------------------------------------------
                                    ANNUAL COMPENSATION(1)
                                    --------------------
                                                              Other Annual           Stock Options
NAME AND PRINCIPAL POSITION         YEAR    SALARY            COMPENSATION(2)        GRANTED
---------------------------         ----    ------            -------------          -------
Terrence J. Sheldon                 1998    $225,000          $47,036                    -
President, Chief Executive          1997    $225,000          $14,272                    -
Officer, Chief Operating            1996    $225,000          $23,842                    -
Officer and Director

Patricia I. Bradley                 1998    $209,477          $2,900                     -
Executive Vice President,           1997    $179,426               -                     -
Manager of Corporate Dealer         1996    N/A               N/A                        N/A
Sales and Director

Ulysses B. Mori(3)                  1998    $162,162          $2,596                     -
Senior Vice President,              1997     $34,038               -                     -
Manager of New Business             1996     N/A              N/A                        N/A
Development and Director

Rickie K. Treadwell(4)              1998    $46,154           -                          -
Senior Vice President               1997    N/A               N/A                        N/A
Manager of the Colorado             1996    N/A               N/A                        N/A
Facility and Director

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 11 is included in our definitive proxy statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

--------
(1) Excludes personal benefits and other forms of non-cash compensation that did not in the aggregate exceed 10% of the aggregate amount of cash compensation shown for the subject individuals.
(2) Includes participating contributions to the Company 401(k) Plan.
(3) Mr. Mori is currently under contract until June 24, 2001. The contract provides for minimum annual base salary of $150,000.
(4) Mr. Treadwell is currently under contract until May 31, 2002. The contract provides for minimum annual base salary of $150,000.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with the accompanying financial statements of T.J.T., Inc. All references to year-end periods include results from October 1 through September 30. This section may contain certain forward-looking statements based on our current expectations. Factors that could cause future results to vary materially from these expectations include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services

BUSINESS AND INDUSTRY OVERVIEW

We are engaged in the business of repairing and reconditioning axles and tires for the manufactured housing industry. TJT also supplies skirting and other after-market accessory products to manufactured housing dealers and set-up contractors, and we distribute vinyl siding primarily to the constructed or "site-built" housing market.

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

We purchase used axles and tires ordinarily from the manufactured housing dealer, pick up the axles and tires primarily at the lot site of the dealer, and repair and refurbish them at our facilities in Emmett, Idaho; Centralia, Washington; Woodland, California; Salem, Oregon; and Platteville, Colorado. Axles are refurbished to substantially "like-new" condition. We then sell the reconditioned axles and, to the extent usable, used tires back to the housing manufacturers. The demand for our axle and tire reconditioning services has increased over the last three years. Housing manufacturers currently find it more cost-effective to use reconditioned axles and tires to transport their houses rather than continually purchasing new axles and tires. Virtually all the factories in our market area use recycled axles and tires when available.

We also distribute skirting and related housing accessories to the manufactured housing industry and vinyl siding to the site-built housing industry and manufactured housing factories. We believe that activity in the manufactured housing market will create demand for manufactured housing accessories.

The manufactured housing industry and the site-built construction industry are seasonal within our market area. Typically, sales for the months from November through March are lower than for other months due to weather and ground conditions. Assuming normal weather conditions, we expect the quarters ended September 30 and June 30 to be the high volume quarters and the quarter ended March 31 to be the lowest volume quarter.

ACQUISITIONS AND EXPANSION

In November 1996, we completed the acquisition of Bradley Enterprises, Inc. (Bradley), an axle and tire recycler headquartered in Centralia, Washington. The merger dramatically increased our presence in Washington and Oregon. We issued 940,000 restricted shares of our common stock and paid $500,000 to complete the transaction which was accounted for as a purchase.

In July 1997, TJT completed the acquisition of Leg-it Tire Co., Inc. (Leg-it), an axle and tire recycler headquartered in Woodland, California. The acquisition gave us a presence in the central California market. We issued 291,176 restricted shares of our common stock and paid $412,500 to complete the transaction which was accounted for as a purchase.

In September 1997, TJT opened a recycling facility in Platteville, Colorado. The plant incurred start-up expenses during fiscal 1997 but generated no revenue. The Platteville facility is strategically located in that there are currently no other major recyclers with a physical presence in Colorado. The location helps solidify our existing relationships with area factories obtained through the Leg-it acquisition and allows us to compete more effectively for factory relationships in southern and midwestern states.

In June 1998, we acquired specified assets and assumed specified liabilities of Hanger Enterprises and Ken's Mobile Tires, both located in Eugene, Oregon. We hired the former owner of these two companies to manage the operations. The primary operation is manufacturing hanging parts used by manufactured housing producers to attach axles and tires to the homes. We paid the former owner $320,000 and assumed $58,000 of debt to complete the transaction.

In July 1998, we entered into an agreement to purchase Ford's Tires and Axles located in Chandler, Arizona. As part of the purchase agreement, we also agreed to manage Ford's Tires and Axles until we completed our due diligence and finalized the terms of the purchase transaction. The management agreement allows us to provide operating capital and expertise to improve the operation prior to actually acquiring them. The state of Arizona is showing strong growth in the manufactured housing industry and is on our list of most desirable new markets.

The acquisitions and expansion make TJT the leading axle and tire recycler in the western United States. Management estimates that its market share in the western United States, excluding the operation under management agreement in Arizona, is approximately 63% of the used axle and tire sales to manufactured housing factories.

PERFORMANCE OVERVIEW

Net income for the fiscal year ended 1998 was $446,000, a 7% decrease over 1997 net income of $477,000. Earnings for 1998 were $.09 per share compared to $.11 per share for 1997. Average shares outstanding increased 7% in 1998 due to the issuance of shares to acquire Leg-it in July 1997.

Net sales increased 34% to $34,073,000 in 1998 from $25,441,000 in 1997. The
1998 sales total was the highest in our history. The increase was due primarily to the Leg-it acquisition and to manufactured housing production growth in Idaho, Oregon, Washington and California.

Total assets increased to $11,054,000 at September 30, 1998 from $10,140,000 at September 30, 1997. Total equity was $8,929,000 at September 30, 1998 compared to $8,471,000 at September 30, 1997. Both of the increases were primarily a result of operations.

RESULTS OF OPERATIONS

The breakdown of revenues and expenses by major categories as a percent of sales for 1998 and 1997 are as follows:

                                                       1998           1997
                                                     --------       --------
Axle and tire reconditioning                          75.8 %         73.1 %
Manufactured housing accessories and siding           24.2           26.9
Gross margin                                          18.0           17.4
Selling expense                                        9.2            9.2
Administrative expense                                 6.6            5.7
Interest income                                        0.2            0.4
Investment property income                             0.1            0.3

Net sales for the fiscal year ended 1998 increased 34% to $34,073,000. Increases in Oregon and Washington sales to factories and dealers were primarily due to the acquisition of Bradley. Sales increases in California and Colorado were primarily due to the acquisition of Leg-it. Combined manufactured housing production in the states of Idaho, Oregon, Washington and California increased 7% for the eleven months ended August 31, 1998 compared to the same period in 1997.

Overall gross margin increased to 18.0% for the year ended 1998 from 17.4% for the year ended 1997. The increase was due primarily to strong gross margins in the first and second fiscal quarters. Third and fourth quarter gross margins decreased as we encountered inefficiencies related to completing the Leg-it integration and start-up operations in Colorado, and increased axle and tire costs. The decline in gross margin for the fourth quarter was also partially due to a $35,000 charge on the inventory value of seven-inch tires as a result of revised transportation regulations. Gross margin for accessories and siding increased from 23.4% in 1997 to 30.9% in 1998 due mainly to margin improvement in sales from the Centralia, Washington location.

Selling expense as a percent of sales was unchanged from last year while administrative expense increased as a percent of sales. Administrative expense increased due to higher wages and legal fees, travel expense related to the integration of Leg-it and the Colorado start-up effort, and higher shareholder expenses. The wage increase was due mainly to a full year of administrative department expense from acquired locations compared to 1997. In an effort to control administrative expenses, we have restructured reporting lines and our two highest paid executives voluntarily reduced their base salaries by $50,000 each effective December 1, 1998.

SEASONALITY

The manufactured housing industry and the site-built construction industry are seasonal within the majority of our market area. Typically, sales for the months from November through March are lower than for other months due to weather and ground conditions. Assuming normal weather conditions, we expect the quarters ended September 30 and June 30 to be the high volume quarters and the quarter ended March 31 to be the lowest volume quarter. The following table shows summarized operating results by quarter and demonstrates the seasonal nature of TJT's operations:

                                      December 31         March 31           June 30        September 30
                                     -------------     -------------     -------------      -------------
                                                       (Unaudited,
                                                        dollars in
                                                        thousands)
Fiscal year ended 1998
   Net sales                           $ 8,093             $ 7,249           $ 9,196          $ 9,535
   Gross profit                          1,545               1,427             1,521            1,634
   Operating income                        213                 197               203              112
   Net income                              133                 120               122               71

Fiscal year ended 1997
   Net sales                           $ 4,177             $ 5,680           $ 6,850          $ 8,715
   Gross profit                            721                 770             1,355            1,591
   Operating income                          9                (178)              376              429
   Net income                               37                 (85)              251              274

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's principal sources of liquidity have been cash flow from operations and borrowings under a revolving line of credit with a bank. Available credit under the bank line is $2,000,000. The credit line bears interest at the Federal Funds rate plus 2.60%. The line matures on March 31, 1999 and we expect to renew the line at that time. During fiscal 1998, we were in compliance with restrictive covenants under the operating line agreement related to working capital and equity and all other restrictive covenants.

OTHER EVENTS

During November 1998 we announced the approval by our directors of a plan to buy back up to 5%, or 240,000 shares, of our common stock. The purchases will be made at management's discretion over the next two years. Any purchases will be funded by cash from operations or from our revolving credit line.

YEAR 2000 DISCLOSURE

We have made an initial assessment of our Year 2000 issues. We expect to be Year 2000 compliant by June 30, 1999. Remediation will consist of minor hardware upgrades to our PC's and installation of patches for various software packages we have purchased from vendors. We plan to contact our vendors and develop any necessary contingency plans. We do not expect expenses related to the Year
2000 issue to be significant to our operations.

COMPANY STRATEGY

Our focus will be growth by expansion, particularly in our distribution activities. We have distribution locations in each of the five states with recycling operations. Expanding the distribution activity in each of these locations will allow us to increase revenue with a minimum of additional overhead expense. As a new line of business, we are planning to invest in and develop real estate on a limited basis.

                                  T.J.T., INC.
                                   FORM 10-KSB

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                       PAGE
                                                                       ----
Balance Sheets                                                          20

Statements of Income                                                    21

Statements of Cash Flows                                                22

Statements of Changes in Shareholders' Equity                           23

Notes to Financial Statements                                           24

Report of Independent Accountants                                       34

                                  T.J.T., INC.
                                 BALANCE SHEETS
                             (Dollars in thousands)


At September 30,                                                                     1998           1997
                                                                                -------------   ------------
Current assets:
    Cash and cash equivalents                                                        $ 204          $ 835
    Accounts receivable and notes receivable (net of
        allowance for doubtful accounts of $38 and $14)                              2,111          1,738
    Inventories                                                                      3,774          3,480
    Prepaid expenses and other current assets                                          517            253
                                                                              -------------   ------------
        Total current assets                                                         6,606          6,306

Property, plant and equipment, net of
    accumulated depreciation                                                         1,944          1,318

Notes receivable                                                                       348            434
Real estate held for investment                                                        390            275
Deferred charges and other assets                                                      326            411
Goodwill                                                                             1,440          1,396
                                                                              -------------   ------------
    Total assets                                                                  $ 11,054       $ 10,140
                                                                              -------------   ------------
                                                                              -------------   ------------
Current liabilities:
    Accounts payable                                                               $ 1,117          $ 616
    Accrued liabilities                                                                809            708
    Income taxes payable                                                                 3            146
                                                                              -------------   ------------
        Total current liabilities                                                    1,929          1,470

Deferred income and other noncurrent obligations                                       136            146
Deferred income taxes                                                                   60             53
                                                                              -------------   ------------
    Total liabilities                                                                2,125          1,669
                                                                              -------------   ------------

Shareholders' equity:
    Common stock, $.001 par value; 10,000,000
        shares authorized;  4,854,739 shares issued and
        outstanding                                                                      5              5
    Common stock warrants                                                              113            113
    Capital surplus                                                                  6,068          6,068
    Retained earnings                                                                3,181          2,735
    Treasury stock (10,907 and 7,991 shares at cost)                                   (44)           (39)
    Stock subscriptions receivable                                                    (394)          (411)
                                                                              -------------   ------------
        Total shareholders' equity                                                   8,929          8,471
                                                                              -------------   ------------
           Total liabilities and shareholders' equity                             $ 11,054       $ 10,140
                                                                              -------------   ------------
                                                                              -------------   ------------



See accompanying notes to financial statements.

                                  T.J.T., INC.
                              STATEMENTS OF INCOME
                 (Dollars in thousands except per share amounts)


For the year ended September 30,                                                   1998             1997
                                                                             ---------------   --------------
Sales (net of returns and allowances):
    Axles and tires                                                              $ 25,816         $ 18,610
    Accessories and siding                                                          8,257            6,831
                                                                           ---------------   --------------
        Total sales                                                                34,073           25,441

Cost of goods sold                                                                 27,946           21,004
                                                                           ---------------   --------------

    Gross profit                                                                    6,127            4,437

Selling, general and administrative expenses                                        5,402            3,802
                                                                           ---------------   --------------
    Operating income                                                                  725              635

Interest income                                                                        62              112
Income on investment property                                                          23               81
Other income (expense)                                                                  -               (1)
                                                                           ---------------   --------------

    Income before taxes                                                               810              827

Income taxes                                                                          364              350
                                                                           ---------------   --------------

    Net income                                                                      $ 446            $ 477
                                                                           ---------------   --------------
                                                                           ---------------   --------------
Net income per common share                                                         $ .09            $ .11
Weighted average shares outstanding                                             4,844,704        4,514,679
                                                                           ---------------   --------------
                                                                           ---------------   --------------


See accompanying notes to financial statements.

                                  T.J.T., INC.
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


For the year ended September 30,                                                           1998            1997
                                                                                        ------------    ------------
Cash flows from operating activities:
    Net income                                                                                $ 446           $ 477
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                                           591             388
        (Gain) loss on sale of assets                                                            28             (49)
        Change in receivables                                                                  (305)            170
        Change in inventory                                                                    (236)           (487)
        Change in prepaid expenses and other current assets                                    (264)            (56)
        Change in accounts payable                                                              501            (638)
        Change in other assets and liabilities                                                  (83)            423
                                                                                        ------------    ------------
           Net cash provided by operating activities                                            678             228
                                                                                        ------------    ------------

Cash flows from investing activities:
    Additions to property, plant and equipment                                                 (897)           (291)
    Issuance of notes receivable                                                                (46)            (24)
    Payments on notes receivable                                                                121              18
    Proceeds from sale of assets                                                                  -              18
    Land purchased for investment                                                              (119)              -
    Sale of land purchased for investment                                                         -             238
    Net cash paid for Hanger acquisition                                                       (320)              -
    Net cash paid for Bradley acquisition                                                         -            (467)
    Net cash paid for Leg-it acquisition                                                          -            (371)
    Direct acquisition costs                                                                    (10)            (41)
                                                                                        ------------    ------------
        Net cash used by investing activities                                                (1,271)           (920)
                                                                                        ------------    ------------

Cash flows from financing activities:
    Treasury stock transactions                                                                  (5)            (53)
    Proceeds from stock subscriptions receivable                                                 17              59
    Payments on debt                                                                            (50)         (1,216)
                                                                                        ------------    ------------
        Net cash used by financing activities                                                   (38)         (1,210)
                                                                                        ------------    ------------

Net decrease in cash and cash equivalents                                                      (631)         (1,902)
Cash and cash equivalents at October 1                                                          835           2,737
                                                                                        ------------    ------------

Cash and cash equivalents at September 30                                                     $ 204           $ 835
                                                                                        ------------    ------------
                                                                                        ------------    ------------
Supplemental information:
    Interest paid                                                                              $ 14             $ 6
    Income taxes paid                                                                           500             305

Noncash transactions:
    Acquisition of property, plant and equipment by capital lease                              $ 40             $ -
    Issuance of stock for business combinations                                                   -           1,764
    Accrued consulting costs                                                                      -             348

See accompanying notes to financial statements.

                                  T.J.T., INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                Common                                                   Stock
                                                   Common        Stock       Capital       Retained     Treasury     Subscriptions
                                                    Stock      Warrants      Surplus       Earnings      Stock        Receivable
                                                  ----------   ----------   -----------   -----------   ---------   ----------------
Balance at October 1, 1996                           $ 3        $ 113       $ 4,320       $ 2,258         $ -             $ (470)

Issuance of 940,000 common shares for
    acquisition of Bradley Enterprises, Inc.           1            -         1,380             -           -                  -
Payments on stock subscriptions receivable             -            -             -             -           -                 59
Issuance of 291,176 common shares for
    acquisition of Leg-it Tire Co., Inc.               1            -           382             -           -                  -
Treasury stock transactions                            -            -           (14)            -         (39)                 -
Net income                                             -            -             -           477           -                  -
                                               ----------   ----------   -----------   -----------   ---------   ----------------

Balance at September 30, 1997                          5          113         6,068         2,735         (39)              (411)

Payments on stock subscriptions receivable                                                                                    17
Treasury stock transactions                            -            -             -             -          (5)                 -
Net income                                                                                    446
                                               ----------   ----------   -----------   -----------   ---------   ----------------

Balance at September 30, 1998                          5          113         6,068         3,181         (44)              (394)
                                               ----------   ----------   -----------   -----------   ---------   ----------------
                                               ----------   ----------   -----------   -----------   ---------   ----------------

See accompanying notes to financial statements.

                                  T.J.T., INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 1998 and 1997

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITY

The Company is engaged in the business of repairing and reconditioning axles and tires for the manufactured housing industry. The Company also sells skirting and other aftermarket accessories to manufactured housing dealers, and vinyl and steel siding primarily to the site-built housing market. The Company grants trade credit to customers in Idaho, Oregon, California, Utah, Washington, Montana, Colorado, Wyoming, Arizona and Nevada, substantially all of whom are manufactured housing factories, manufactured housing dealers, site-built home contractors or siding contractors.

MAJOR CUSTOMERS AND SUPPLIERS

The Company has certain major customers for reconditioned axles and tires, all of which are manufactured housing producers. Fleetwood Homes represented 11% of total Company sales in 1998 and 14% in 1997, respectively. The Company had no single supplier of axles and tires or accessories that represented 10% or more of total purchases.

CASH AND CASH EQUIVALENTS

The Company considers all investments purchased with a maturity of three months or less to be cash equivalents. The Company has funds in a cash management account at a commercial bank which are collateralized by government securities.

ACCOUNTS RECEIVABLE AND BAD DEBTS

The Company performs credit history checks and limited financial analysis before credit terms are offered to customers. Accounts receivable are generally unsecured. Bad debts are accounted for using the allowance method. Expense is recognized based on an estimate of uncollectible accounts.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost. Depreciation is calculated using the straight-line method for financial reporting purposes.

NOTES RECEIVABLE

Notes receivable consist primarily of amounts owed by individuals related to the sale of real estate and are secured by the real estate sold.

DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets consists primarily of prepaid consulting fees and amounts capitalized related to merger costs incurred in connection with the Bradley and Leg-it mergers. The prepaid consulting fees and merger costs are being amortized over five years on the straight-line method.

GOODWILL

Goodwill consists of the excess of purchase price paid over net assets acquired from Bradley Enterprises, Inc. (Bradley), Leg-it Tire Co. Inc. (Leg-it), and Hanger Enterprises and Ken's Mobile Tire (Hanger). Goodwill is amortized over 15 years on the straight-line method and is presented net of $160,000 and $61,000 in amortization as of September 30, 1998 and 1997, respectively.

DEFERRED INCOME

Deferred income consists of gains on the sale of land held for investment where the Company provided virtually 100% financing to the buyer. The Company recognizes income to the extent of payments received on the related notes receivable until it has received 25% or more of the original principal balance, at which point the remaining deferred gain is recognized.

SECURITIES SUBSCRIPTION AGREEMENT

On January 31, 1995, the Company entered into a securities subscription agreement with a group of investors whereby the Company issued 400,000 shares of common stock in exchange for an unsecured promissory note of $470,000. During 1997 one of the investors paid $58,750, representing his portion of the promissory note. During 1998 two of the investors paid a total of $17,625. The remaining principal is due September 30, 2000 and bears interest at 8%.

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

As of September 30, 1998, a total of $281,000 was advanced to Ford's Tires and Axles. The amount represented advances to cover additional working capital requirements for increased inventory and accounts receivable.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has a number of nonderivative financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of the financial instruments at September 30, 1998 approximates the aggregate carrying values recorded on the balance sheet. The estimated fair values have been determined by the Company using available market information and appropriate valuation methodologies. Judgment is required in interpreting market data to develop the estimates of fair value and the estimates are not necessarily indicative of amounts the Company could realize in a current market exchange.

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

RECLASSIFICATIONS

Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out and average cost methods) or market.


(Dollars in thousands)                                         1998                      1997
                                                         --------------            --------------
Raw materials                                                $   1,490                 $   1,219
Finished goods                                                   2,284                     2,261
                                                         --------------            --------------
      Total                                                  $   3,774                 $   3,480
                                                         --------------            --------------
                                                         --------------            --------------

NOTE C - PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)                                         1998                      1997
                                                          --------------            -------------
Land and building                                           $      389                $     122
Leasehold improvements                                             362                      385
Furniture and equipment                                          1,092                      689
Vehicles and trailers                                            1,220                      884
                                                         --------------            -------------
                                                                 3,063                    2,080
Less accumulated depreciation                                    1,119                      762
                                                         --------------            -------------
      Net property, plant and equipment                      $   1,944                 $  1,318
                                                         --------------            -------------
                                                         --------------            -------------

Depreciation expense was $402,000 and $290,000 for 1998 and 1997, respectively.

NOTE D - LEASES

The Company leases vehicles, administrative office space, manufacturing facilities, building and warehouse space, and storage yard space. The leases, which expire between December 1998 and June 2003, are classified as operating leases. The leases have been entered into with related parties and unaffiliated entities.

There are no significant renewal or purchase options or escalation clauses.

The future minimum payments by fiscal year under noncancellable operating lease agreements at September 30, 1998 were:


(Dollars in thousands)
1999                                                          $296
2000                                                           215
2001                                                           201
2002                                                           167
2003                                                            69
Thereafter                                                       -
                                                      -------------
   Total                                                      $948
                                                      -------------
                                                      -------------


Rental expense and rent paid to related parties were:


(Dollars in thousands)                            1998              1997
                                               ------------     -------------

Rental expense                                      $394              $260
Rent paid to related parties:
   MBFI, Inc.                                        103                91
   Ulysses Mori                                       56                14
   T.J.T. Enterprises                                 34                40


MBFI, Inc. is a corporation owned by the Bradley family. Patricia I. Bradley, an Executive Vice President of the Company, owns approximately 95% of MBFI, Inc. Mr. Mori is a Senior Vice President of the Company. T.J.T. Enterprises is a partnership consisting of Terrence Sheldon, President and Chief Executive Officer of the Company, and Jerry L. Radandt, a former officer of the Company. Mr. Sheldon and Mr. Radandt are equal partners in T.J.T. Enterprises.

NOTE E - CREDIT FACILITY

The Company has a revolving credit facility secured by receivables and inventory with a financial institution maturing in March 1999. The maximum amount available under the line of credit is $2,000,000. The interest rate on the credit line is the Federal Funds rate plus 2.60%. The Company has met the various restrictive covenants attached to the revolving credit line.

NOTE F - SHAREHOLDERS' EQUITY

Authorized stock of the Company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. No shares of preferred stock have been issued. The Company has issued 4,500,644 warrants to purchase the Company's common stock. Each warrant entitles the holder to purchase one share of common stock at $4.00 per share. The warrants are exercisable beginning December 21, 1996 and expire

December 21, 2000. The warrants are redeemable by the Company with 30 days written notice at the rate of $.10 per warrant after December 21, 1996 and only if the average stock closing bid price equals or exceeds $7.50 per share for 10 consecutive trading days. The Company does not have the ability to call the warrants as of September 30, 1998 because it has not met the closing bid requirements.

Effective July 3, 1997 the Company issued 291,176 restricted shares of common stock and paid $412,500 to acquire Leg-it. Effective November 14, 1996 the Company issued 940,000 restricted shares of common stock and paid $500,000 to acquire Bradley.

NOTE G - STOCK OPTIONS

The Company has a stock option plan which allows officers, directors and key employees of the Company to receive non-qualified and incentive stock options. All authorized, non-qualified stock options were granted on October 1, 1994 and vested on September 30, 1996. Incentive stock options vest at the rate of 20 percent per year and expire five years from the vesting date. The Company also has a stock option plan established in 1998 which allows non-employee directors of the Company to receive non-qualified stock options. The options vest at the rate of 20 percent per year and expire ten years from the grant date. The fair value of each option grant is estimated using the Black-Scholes option pricing model.

                                                         Non-qualified and                  Directors
                                                       Incentive Option Plan                  Plan
                                          -------------------------------------            ------------

                                             1998                      1997                    1998
                                         ------------              ------------            ------------
Number of option shares
     Beginning of year                        115,000                  100,000                       -
     Granted - incentive                            -                   15,000                  10,000
     Became exercisable                         3,000                        -                   2,000
     Outstanding at end of year               115,000                  115,000                  10,000
     Exercisable at end of year               103,000                  100,000                   2,000

Weighted-average exercise prices
     Beginning of year                   $       4.24                $    4.00                 $     -
     Granted at fair value                          -                     5.88                    2.00
     Outstanding at end of year                  4.24                     4.24                    2.00
     Exercisable at end of year                  4.05                     4.00                    2.00

Range of exercise prices
  at September 30, 1998                  $4.00 - 5.88                                          $  2.00

Remaining weighted-average
  contractual life of options
  outstanding at September 30, 1998        1.28 years                                       9.17 years

The Company has elected not to adopt the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS
123). Assumptions used to calculate the income statement impact of stock options granted as if the Company had adopted FAS 123 were as follows:

                                                     Non-qualified and                       Directors
                                                   Incentive Option Plan                       Plan
                                          -------------------------------------            ------------
                                             1998                     1997                     1998
                                          ------------            -------------            ------------
Weighted average:

     Risk-free interest rate                                             6.70%                   5.83%
     Expected life                                                     5 years                10 years
     Expected volatility                                                15.84%                  56.86%
     Expected dividends                                                   None                   None

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

The components of income tax expense for the years ended September 30 are as follows:


(Dollars in thousands)                                    1998                     1997
                                                     -------------            -------------
Current:

      Federal                                             $318                     $309
      State                                                 53                       57

Deferred:

      Federal                                               (6)                     (13)
      State

                                                            (1)                      (3)
                                                     -------------            -------------
                                                     -------------            -------------
            Total                                         $364                     $350
                                                     -------------            -------------
                                                     -------------            -------------

Deferred taxes for the years ended September 30 are as follows:


                                                          1998                     1997
                                                    -------------            -------------
Book to tax depreciation differences                      $107                     $100
Vacation liability                                         (25)                     (17)
Installment sales of land                                  (22)                     (30)
                                                    -------------            -------------
        Total                                              $60                      $53
                                                    -------------            -------------
                                                    -------------            -------------

The provision for income taxes varied from amounts computed at the federal statutory rate for the years ended September 30 as follows:

                                                          1998                     1997
                                                     -------------            -------------
Provision at statutory rate                                 $276                     $281
Amortization of goodwill                                      33                       20
State income taxes, net of federal benefit                   (18)                     (18)
Other non-deductible expenses                                 21                        5
Other                                                         --                        8
                                                     -------------            -------------
        Total                                               $312                     $296
                                                     -------------            -------------
                                                     -------------            -------------

NOTE I - COMMITMENTS

The Company has entered into employment agreements with the two Senior Vice Presidents providing for minimum annual base salaries of $150,000 each, extending through June 24, 2001 and May 31, 2002, respectively. The Company has entered into employment agreements with five employees providing for minimum annual base salaries of $60,580 extending through December 31, 1998.

NOTE J - RELATED PARTY TRANSACTIONS

The Company has extended loans to various related parties. The notes are secured by common stock of the Company or other property. The notes mature through 2000 and have interest rates ranging from 12.22% to 16.77%. The totals of the notes and accrued interest receivable from the related parties were $57,872 and $72,106 at September 30, 1998 and 1997, respectively. Long-term portions of these notes are included in notes receivable and current portions of these notes are included as current assets in notes receivable.

The Company sold 400,000 shares of its common stock to a private investor group in exchange for a note receivable of $470,000 in January 1995. Three members of the group qualify as related parties. Robert M. Rubin holds greater than 5% of the outstanding stock, Stephen A. Weiss was a director of the Company until he resigned on June 15, 1997, and

Arthur J. Berry is a director of the Company. Mr. Berry paid $58,750, plus interest, representing his portion of the note on March 20, 1997. The proportionate outstanding principal and accrued interest for these three individuals at September 30, 1998 and 1997 was $415,752 and $410,208, respectively.

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

The Company entered into agreements with J.R. Strunk and Vance Strunk, brothers of Douglas Strunk, a Director of the Company, to serve as independent buyers for the Company during 1998 and 1997. These buyers purchased $910,436 and $1,269,105 of used axles and tires for the Company in 1998 and 1997, respectively. In order to facilitate transactions between the Company and the buyers, the Company advances cash to the buyers. At September 30, 1998 and 1997, the Company had advanced $-0- and $62,750, respectively. The advances are included in accounts receivable.

The Company purchased property held for investment from a related party for $118,987 during 1998.

The Company purchases piers and other materials used to set up manufactured homes from SAC Industries, Inc. (SAC). SAC is owned by four individuals with each individual owning 25%. Patricia I. Bradley and Ulysses B. Mori, Directors and executive officers of the Company, are two of the individuals. The Company purchased $565,452 and $310,215 of materials from SAC in 1998 and 1997, respectively.

NOTE K - EMPLOYEE BENEFITS

The Company has a 401(k) plan through which the employer matched 50% of employees' contributions up to 6% of wages for contributions beginning August 1, 1996. Employees are eligible for participation in the 401(k) plan after completing one year of service. Employer contributions to the plan were $63,278 and $49,016 in 1998 and 1997, respectively.

NOTE L - ACQUISITIONS

On November 14, 1996, the Company issued 940,000 restricted shares of common stock and paid $500,000 to acquire Bradley, an axle and tire recycler formerly headquartered in Centralia, Washington. The Company acquired cash of $33,000, accounts receivable of $657,000, inventory of $1,003,000, fixed assets of $572,000, and other assets of $86,000. The Company assumed $562,000 of accounts payable and accrued expenses and $908,000 of interest-bearing debt. Based upon the purchase price of $1,882,000, goodwill of $1,001,000 was recorded.

On July 3, 1997, the Company issued 291,176 restricted shares of common stock and paid $412,500 to acquire Leg-it, an axle and tire recycler formerly headquartered in Woodland, California. The Company acquired cash of $41,000, accounts receivable of $205,000, inventory of $328,000, fixed assets of $255,000, and other assets of $11,000. The Company assumed $193,000 of accounts payable and accrued expenses and $308,000 of interest-bearing debt. Based upon the purchase price of $795,000, goodwill of $456,000 was recorded.

In June 1998, the Company acquired specified assets and assumed specified liabilities of Hanger located in Eugene, Oregon. The Company hired the former owner of Hanger to manage the operations. The primary operation is manufacturing hanging parts used by manufactured housing producers to attach axles and tires to the homes. The Company paid the former owner $320,000 and assumed $58,000 of debt to complete the transaction.

In July 1998, the Company entered into an agreement to purchase Ford's Tires and Axles located in Chandler, Arizona. As part of the purchase agreement, the Company also agreed to manage Ford's Tires and Axles until due diligence was completed and the terms of the purchase transaction were finalized. The management agreement allows the Company to provide operating capital and expertise to improve the operation prior to the acquisition.

NOTE M - LEGAL PROCEEDINGS

The Company has been named as a defendant, along with other parties, in a lawsuit seeking recovery for wrongful death arising out of an accident in Northern Idaho in a which a wheel supplied by the Company came off a manufactured home in transit and struck the vehicle. The claimant is the husband and children of the deceased. The lawsuit has been tendered to the Company's insurance carrier and the carrier is providing a defense. Counsel retained by the insurance company to provide a defense has advised the Company that the range of liability does not exceed the Company's policy limits.

Leg-it and Ulysses Mori, one of the Company's directors, have been named as defendants in a lawsuit alleging harassment, discrimination and retaliation. The suit is in the discovery phase and does not specify damages. Management is unable to determine the probability of loss or the range of loss, if any, at this time.

NOTE N - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. SFAS 130 has been adopted and there was no affect on the financial statements.

Also in June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual and interim financial statements. SFAS No. 131 defines operating segments as components of a company for which separate financial information is available to and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Results of operations and financial position will be unaffected by implementation of this standard.

INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors
T.J.T., Inc.
Emmett, Idaho

We have audited the accompanying balance sheets of T.J.T., Inc., as of September 30, 1998 and 1997, and the related statements of income, cash flows, and changes in shareholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of T.J.T., Inc., as of September 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Boise, Idaho
November 11, 1998

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

         4.1 Specimen Common Stock Certificate; incorporated by reference to 4.1 to the Registrant's Form SB-2

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

         11.1     Statement Re: Computation of Earnings Per Share - Not
                  Applicable

         16.1     Letter on Change in Certifying Accountant - Not Applicable

         21.1     Subsidiaries of the Registrant - Not Applicable

         23.1*    Consent of Independent Public Accountants

         24.1     Power of Attorney - Not Applicable

         27.1     Financial Data Schedule - Not Applicable

         ------------------------------------------

         *        Filed herewith

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 1998.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              T.J.T., INC.
                                              REGISTRANT

Date:    December 29, 1998          By:/s/ Terrence J. Sheldon
                                       -----------------------------------------
                                       Terrence J. Sheldon, President and
                                       Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    December 29, 1998          By:/s/ Terrence J. Sheldon
                                       -----------------------------------------
                                       Terrence J. Sheldon, President, Chief
                                       Operating Officer, Chief Executive
                                       Officer and Chairman of the Board of
                                       Directors

Date:    December 29, 1998          By:/s/ Patricia I. Bradley
                                       -----------------------------------------
                                       Patricia I. Bradley, Executive Vice
                                       President, and Director

Date:    December 29, 1998          By:/s/ Ulysses B. Mori
                                       -----------------------------------------
                                       Ulysses B. Mori, Senior Vice President,
                                       and Director

Date:    December 29, 1998          By:/s/ Rickie K. Treadwell
                                       -----------------------------------------
                                       Rickie K. Treadwell, Senior Vice
                                       President and Director

Date:    December 29, 1998          By:/s/ Scott M. Beechie
                                       -----------------------------------------
                                       Scott M. Beechie, Vice President,
                                       Treasurer, Chief Financial Officer and
                                       Director

Date:    December 29, 1998          By:/s/ B. Kelly Bradley
                                       -----------------------------------------
                                       B. Kelly Bradley, Centralia, Washington
                                       Manager and Director

Date:    December 29, 1998          By:/s/ Darren M. Bradley
                                       -----------------------------------------
                                       Darren M. Bradley, Centralia, Washington
                                       Assistant Manager and Director

Date:    December 29, 1998          By:/s/ John W. Eames, III
                                       -----------------------------------------
                                       John W. Eames, III, Regulation Compliance
                                       Officer and Director

Date:    December 29, 1998          By:/s/Douglas A. Strunk
                                       -----------------------------------------
                                       Douglas A. Strunk, Sales Manager - Idaho
                                       Facility and Director

Date:    December 29, 1998          By:/s/Darle E. Lacey
                                       -----------------------------------------
                                       Darle E. Lacey, Centralia, Washington
                                       Purchasing Manager and Director

Date:    December 29, 1998          By:/s/April L. Kierstead
                                       -----------------------------------------
                                       April L. Kierstead, Assistant Treasurer,
                                       Secretary and Director

Date:    December 29, 1998          By:/s/Scott M. Hayes
                                       -----------------------------------------
                                       Scott M. Hayes, Director

Date:    December 29, 1998          By:/s/Arthur J. Berry
                                       -----------------------------------------
                                       Arthur J. Berry, Director