Form 10-Q
period 1998-12-31
TJT INC
filed 1999-02-17
CIK 1002577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                              For the Quarter Ended

                                DECEMBER 31, 1998

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

At December 31, 1998, the registrant had 4,854,739 shares of common stock outstanding.

--------------------------------------------------------------------------------

                                  T.J.T., INC.
                                    FORM 10-Q
                                DECEMBER 31, 1998

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                            PAGE
Item 1.  Financial Statements (unaudited)

              Balance Sheets at December 31, 1998 and
              September 30, 1998                                         3

              Statements of Income for the Three Months
              Ended December 31, 1998 and 1997                           4

              Statements of Cash Flows for the Three
              Months Ended December 31, 1998 and 1997                    5

              Notes to Financial Statements                              6

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                8



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                               10

Item 2.  Changes in Securities and Use of Proceeds                       10

Item 3.  Defaults Upon Senior Securities                                 10

Item 4.  Submission of Matters to a Vote of Security Holder              10

Item 5.  Other Information                                               10

Item 6.  Exhibits and Reports on Form 8-K                                10

         Signatures                                                      11

                                  T.J.T., INC.
                           BALANCE SHEETS (unaudited)
                             (Dollars in thousands)

                                                                            Dec. 31        Sept. 30,
                                                                             1998            1998
                                                                          ------------    ------------
Current assets:

     Cash and cash equivalents                                               $        -      $    204
     Accounts receivable and notes receivable
       (net of allowance for doubtful accounts of $50 and $38)                  1,805           2,111
     Inventories                                                                3,980           3,774
     Prepaid expenses and other current assets                                    656             517
                                                                          ------------    ------------
        Total current assets                                                    6,441           6,606

Property, plant and equipment, net of
     accumulated depreciation                                                   2,005           1,944

Notes receivable                                                                  311             348
Real estate held for investment                                                   594             390
Deferred charges and other assets                                                 305             326
Goodwill                                                                        1,413           1,440
                                                                          ------------    ------------
     Total assets                                                            $ 11,069        $ 11,054
                                                                          ------------    ------------
                                                                          ------------    ------------

Current liabilities:
     Line of credit                                                          $    237        $      -
     Accounts payable                                                             783           1,117
     Accrued liabilities                                                          789             809
     Income taxes payable                                                          64               3
                                                                          ------------    ------------
        Total current liabilities                                               1,873           1,929

Deferred credits and other noncurrent obligations                                 158             136
Deferred income taxes                                                              60              60
                                                                          ------------    ------------
     Total liabilities                                                          2,091           2,125
                                                                          ------------    ------------

Shareholders' equity:
     Common stock, $.001 par value; 10,000,000
        shares authorized;  4,854,739 shares issued
        and outstanding                                                             5               5
     Common stock warrants                                                        113             113
     Capital surplus                                                            6,068           6,068
     Retained earnings                                                          3,230           3,181
     Treasury stock (10,907 shares at cost)                                       (44)            (44)
     Stock subscriptions receivable                                              (394)           (394)
                                                                          ------------    ------------
        Total shareholders' equity                                              8,978           8,929
                                                                          ------------    ------------
            Total liabilities and shareholders' equity                       $ 11,069        $ 11,054
                                                                          ------------    ------------
                                                                          ------------    ------------

See accompanying notes to financial statements.

                                  T.J.T., INC.
                        STATEMENTS OF INCOME (unaudited)
                 (Dollars in thousands except per share amounts)


For the three months ended December 31,                                       1998             1997
                                                                          -------------    -------------
Sales (net of returns and allowances):
     Axles and tires                                                        $    6,198      $     6,198
     Accessories and siding                                                      2,101            1,895
                                                                          -------------    -------------
        Total sales                                                              8,299            8,093

Cost of goods sold                                                               6,844            6,548
                                                                          -------------    -------------

     Gross profit                                                                1,455            1,545

Selling, general and administrative expenses                                     1,361            1,332
                                                                          -------------    -------------

     Operating income                                                               94              213

Interest income                                                                     11               20
Income on investment property                                                        4                1
                                                                          -------------    -------------

     Income before taxes                                                           109              234

Income taxes                                                                        60              101
                                                                          -------------    -------------

     Net income                                                                   $ 49            $ 133
                                                                          -------------    -------------
                                                                          -------------    -------------

Net income per common share                                                 $      .01      $       .03
Weighted average shares outstanding                                          4,843,832        4,846,420
                                                                          -------------    -------------
                                                                          -------------    -------------

See accompanying notes to financial statements.

                                  T.J.T., INC.
                      STATEMENTS OF CASH FLOWS (unaudited)
                             (Dollars in thousands)


For the three months ended December 31,                                      1998             1997
                                                                         -------------    -------------
Cash flows from operating activities:
     Net income                                                             $      49       $      133
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                             168              141
        Change in receivables                                                     301              412
        Change in inventory                                                      (206)            (501)
        Change in prepaid expenses and other current assets                      (139)              25
        Change in accounts payable                                               (334)            (225)
        Change in other assets and liabilities                                     53              (59)
                                                                         -------------    -------------
            Net cash used by operating activities                                (108)             (74)
                                                                         -------------    -------------

Cash flows from investing activities:
     Additions to property, plant and equipment                                  (157)            (104)
     Issuance of notes receivable                                                  (2)             (12)
     Payments on notes receivable                                                   6               22
     Land purchased for investment                                               (180)               -
                                                                         -------------    -------------
        Net cash used by investing activities                                    (333)             (94)
                                                                         -------------    -------------

Cash flows from financing activities:
     Net borrowing on line of credit                                              237                -
     Treasury stock transactions                                                    -               (5)
                                                                         -------------    -------------
        Net cash provided by (used by) financing activities                       237               (5)
                                                                         -------------    -------------

Net increase (decrease) in cash and cash equivalents                             (204)            (173)
Cash and cash equivalents at October 1                                            204              835
                                                                         -------------    -------------

Cash and cash equivalents at December 31                                    $       -       $      662
                                                                         -------------    -------------
                                                                         -------------    -------------

Supplemental information:
     Interest paid                                                          $       4       $        3
     Income taxes paid                                                              -              156
Noncash transactions:

     Acquisition of plant property and equipment by capital lease           $      22       $        -
     Re-acquisition of investment property by cancellation of
     notes receivable                                                              38                -

See accompanying notes to financial statements.

                                  T.J.T., INC.
                    NOTES TO FINANCIAL STATEMENTS (unaudited)

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

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out and average cost methods) or market.


(Dollars in thousands)                                  Dec. 31,               Sept. 30,
                                                          1998                    1998
                                                      -------------           -------------
Raw materials                                               $1,347                  $1,490
Finished goods                                               2,633                   2,284
                                                      -------------           -------------
             Total                                          $3,980                  $3,774
                                                      -------------           -------------
                                                      -------------           -------------

NOTE C - PROPERTY, PLANT AND EQUIPMENT

                                                        Dec. 31,               Sept. 30,
(Dollars in thousands)                                    1998                    1998
                                                      -------------           -------------
Land and building                                             $389                    $389
Leasehold improvements                                         369                     362
Furniture and equipment                                      1,161                   1,092
Vehicles and trailers                                        1,323                   1,220
                                                      -------------           -------------
                                                             3,242                   3,063
Less accumulated depreciation                                1,237                   1,119
                                                      -------------           -------------
         Net property, plant and equipment                  $2,005                  $1,944
                                                      -------------           -------------
                                                      -------------           -------------

NOTE D - SHAREHOLDERS' EQUITY

Authorized stock of the Company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. No shares of preferred stock have been issued. The Company also has 4,500,644 outstanding warrants to purchase common stock. Each warrant entitles the holder to purchase one share of common stock at $4.00 per share. The warrants are exercisable beginning December 21, 1996 and expire December 21, 2000. The warrants are redeemable by the Company with 30 days written notice at the rate of $.10 per warrant after December 21, 1996 and only if the average stock closing bid price equals or exceeds $7.50 per share for 10 consecutive trading days. The Company does not have the ability to the call the warrants as of December 31, 1998 because it has not met the closing bid requirements.

The Company has a stock option plan which allows officers, directors and key employees of the Company to receive non-qualified and incentive stock options. The Company awarded 100,000 non-qualified stock options to certain officers and directors on October 1, 1994 with an exercise price of $4.00 per share. These options became 100% vested and exercisable on September 30, 1996 and expire September 30, 1999. All non-qualified stock options were outstanding at December 31, 1996. There were 85,000 incentive stock options available for grant at December 31, 1998.

NOTE E - SUBSEQUENT EVENTS

The company sold a retail distribution location in Bend, Oregon on January 11, 1999. The sale included fixed assets and inventory approximating $200,000 secured by inventory and receivables with monthly payments of $2,302 over ten years with an interest rate of prime plus 2 percent. One of the buyer is related to Patricia I. Bradley, a Director and executive officer of the company.

On January 5, 1999 the company purchased Ford's Tires and Axles, located in Pheonix, Arizona, for $275,000. The company acquired cash of $11,000, accounts receivable of $140,000, inventory of $319,000, and equipment of $135,000. The company assumed liabilities of $700,000. Based on the purchase price of $275,000 goodwill was recorded of $370,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All period references are to the three month period ended December 31, 1998 and 1997, unless otherwise indicated. Quarterly financial results may not be indicative of the financial results for any future period. The following discussion may contain forward-looking statements within the meaning of the federal securities laws which involve risks and uncertainties. When used in this discussion, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; the existence or absence of adverse publicity; availability, locations and terms of sites for facility development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; and construction costs.

The following table sets forth the operating data of the company as a percentage of net sales for the periods listed below:


                                                             Three months ended
                                                 -----------------------------------------
                                                  Dec. 31,                  Dec. 31,
                                                    1998                      1997
                                                 ------------              ------------
Axle and tire reconditioning                            74.7 %                    76.6 %
Manufactured housing accessories and siding             25.3                      23.4
Gross margin                                            17.5                      19.1
Selling expense                                         10.5                       9.8
Administrative expense                                   5.9                       6.6
Interest income                                          0.1                       0.2
Investment property income                               0.0                       0.0
Other income                                             0.0                       0.0


Net sales of $8,299,000 for the three months ended December 31, 1998 were up 3% from $8,093,000 for the quarter ended December 31, 1997.

The company's gross profit for the three months ended December 31, 1998 was $1,455,000, down $90,000 or 6% from the same period in 1997. Overall gross margin was 17.5%, down from 19.1% for the quarter ended December 31, 1998.
The decline of gross profit was a result of higher costs of procurement of raw axles to meet increased volume demands and continued declining valuation of seven inch tires which resulted in a $58,000 decline to gross profit.
In July 1998, the company entered into an agreement to purchase Ford's Tires and Axles in Chandler, Arizona and the subsequent purchase January 11, 1999 in an effort to gain access to used axles and tires in other market areas. Management expects that these additional sources of used axles and tires may ease the pressure on gross margin caused by increased competition in TJT's market area for used axles and tires.

Selling, general and administrative expenses for the quarter ended December 31, 1998 increased $29,000 from the same quarter last year to $1,361,000. Selling and administrative expense as a percent of sales for the quarter ended December 31, 1998 remained unchanged compared to the same quarter last year. Year-to-date administrative expense as a percent of sales decreased 1% over last year and sales expense increased .7% due to realignment of management responsibilities.

Operating income for the first quarter of fiscal 1999 was $94,000 compared to an operating income of $213,000 for the same quarter of fiscal 1998.

Net income for the quarter ended December 31, 1998 was $49,000, a $84,000 decrease from net income of $133,000 from the same quarter last year.

Earnings per share were $.01 for the current quarter compared to $.03 per share for the same quarter last year. Year-to-date average shares outstanding decreased 2,588 shares over the same period last year due to purchases of treasury stock from the 401k plan.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the company's principal sources of liquidity have been retained earnings from operations as well as borrowings under a revolving line of credit with a bank.

The company has a $2,000,000 maximum bank line of credit secured by designated percentages of eligible accounts receivable and inventories. $237,000 the line has been drawn on as of December 31,1998. The $1,763,000 of operating line remains open and available, if necessary, at a rate of prime and matures April 1999.

Authorized stock of the company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. No shares of preferred stock have been issued. The company also has 4,500,644 outstanding warrants to purchase common stock. Each warrant entitles the holder to purchase one share of common stock at $4.00 per share. The warrants were exercisable beginning December 21, 1996 and expire December 21, 2000. The warrants are redeemable by the company with 30 days written notice at the rate of $.10 per warrant after December 21, 1996 and only if the average stock closing bid price equals or exceeds $7.50 per share for 10 consecutive trading days. The company does not have the ability to the call the warrants as of December 31, 1998 because it has not met the closing bid requirements.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Nothing to report

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Nothing to report

ITEM 3.  DEFAULTS UPON SECURITIES

Nothing to report

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report

ITEM 5.  OTHER INFORMATION

On January 11, 1999 the company sold its Bend, Oregon location which supplied after market accessory products to manufactured housing dealers. The sale included certain fixed assets and inventory approximating $200,000 secured by inventory and receivables with monthly payments of $2,302 over ten years at an interest rate of prime plus 2 percent. One of the buyers is a related to Patricia I. Bradley a Director and executive officer of the company. This transaction demonstrates the companies continued efforts of focusing on its core business of tires and axles.

The company completed the cash purchase of Ford's Tires and Axles located in Phoenix, Arizona on January 5, 1999 for $275,000. The company acquired cash of $11,000, receivables of $140,000, inventory of $319,000, and equipment of $135,000. The company assumed liabilities of $700,000. $370,000 was recorded as goodwill. Ford's Tires and Axles has annual revenues of approximately $2.5 million. This acquisition opens the Arizona market for T.J.T. and promises to be a source of lower cost used axles.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     No exhibits required to be filed.

(b)     No reports on Form 8-K were filed during December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              T.J.T., INC.
                              Registrant

       Date: February 12, 1999        By: /s/Larry B. Prescott
                                         --------------------------------------
                                   Larry B. Prescott, Senior Vice President and
                                          Chief Financial Officer