Form 10-Q
period 1999-03-31
TJT INC
filed 1999-05-17
CIK 1002577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                              For the Quarter Ended

                                 MARCH 31, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days. Yes [X] No [ ]
--------------------------------------------------------------------------------

At March 31, 1999, the registrant had 4,854,739 shares of common stock outstanding.
--------------------------------------------------------------------------------

                                  T.J.T., INC.
                                    FORM 10-Q
                                 MARCH 31, 1999

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                            PAGE
Item 1.  Financial Statements

              Balance Sheets at March 31, 1999 and
              September 30, 1998                                               3

              Statements of Income for the Three Months and Six Months
              Ended March 31, 1999 and 1998                                    4

              Statements of Cash Flows for the Six Months
              Ended March 31, 1999 and 1998                                    5

              Notes to Financial Statements                                    6

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                      8


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    10

Item 2.  Changes in Securities and Use of Proceeds                            10

Item 3.  Defaults Upon Securities                                             10

Item 4.  Submission of Matter to a Vote of Security Holder                    10

Item 5.  Other Information                                                    10

Item 6.  Exhibits and Reports on Form 8-K                                     10

Signatures                                                                    11

                                  T.J.T., INC.
                                 BALANCE SHEETS
                             (Dollars in thousands)

                                                                            March 31,       Sept. 30,
                                                                              1999            1998
                                                                          ------------    ------------
Current assets:
     Cash and cash equivalents                                             $       74      $      204
     Accounts receivable and notes receivable
        (net of allowances for doubtful accounts of $71 and $38                 2,319           2,111
     Inventories                                                                3,951           3,774
     Income taxes receivable                                                       32               -
     Prepaid expenses and other current assets                                    138             517
                                                                          ------------    ------------
        Total current assets                                                    6,514           6,606

Property, plant and equipment, net of
     accumulated depreciation                                                   2,003           1,944

Notes receivable                                                                  500             348
Real estate held for investment                                                   675             390
Deferred charges and other assets                                                 287             326
Goodwill                                                                        1,820           1,440
                                                                          ------------    ------------
     Total assets                                                          $   11,799      $   11,054
                                                                          ------------    ------------
                                                                          ------------    ------------

Current liabilities:
     Line of credit                                                        $    1,111      $        -
     Accounts payable                                                             828           1,117
     Accrued liabilities                                                          771             809
     Income taxes payable                                                           -               3
                                                                          ------------    ------------
        Total current liabilities                                               2,710           1,929

Deferred credits and other noncurrent obligations                                 192             136
Deferred income taxes                                                              60              60
                                                                          ------------    ------------
     Total liabilities                                                          2,962           2,125
                                                                          ------------    ------------

Shareholders' equity:
     Common stock, $.001 par value; 10,000,000
        shares authorized;  4,854,739 shares issued
        and outstanding                                                             5               5
     Common stock warrants                                                        113             113
     Capital surplus                                                            6,068           6,068
     Retained earnings                                                          3,109           3,181
     Treasury stock (30,907 and 10,907 shares at cost)                            (64)            (44)
     Stock subscriptions receivable                                              (394)           (394)
                                                                          ------------    ------------
        Total shareholders' equity                                              8,837           8,929
                                                                          ------------    ------------
            Total liabilities and shareholders' equity                     $   11,799      $   11,054
                                                                          ------------    ------------
                                                                          ------------    ------------

See accompanying notes to financial statements.

                                  T.J.T., INC.
                              STATEMENTS OF INCOME
                 (Dollars in thousands except per share amounts)

                                                          Three Months Ended                 Six Months Ended
                                                              March 31,                          March 31,
                                                    -----------------------------      ------------------------------
                                                        1999             1998               1999             1998
                                                    ------------    -------------      -------------    -------------
Sales (net of returns and allowances):
     Axles and tires                                 $    6,894      $     5,163        $    13,092      $    11,361
     Accessories and siding                               1,738            2,086              3,839            3,981
     Investment Property Income                               4                -                  8                5
                                                    ------------    -------------      -------------    -------------
        Total sales                                       8,636            7,249             16,939           15,347

Cost of goods sold                                        7,186            5,822             14,030           12,370
                                                    ------------    -------------      -------------    -------------

     Gross profit                                         1,450            1,427              2,909            2,977

Selling, general and administrative expenses              1,612            1,230              2,973            2,562
                                                    ------------    -------------      -------------    -------------
     Operating income (loss)                               (162)             197                (64)             415

Interest income (expense)                                    (3)              17                  8               37
Other income (expense)                                       (2)               -                 (2)               -
                                                    ------------    -------------      -------------    -------------

     Income (loss) before taxes                            (167)             214                (58)             452

Income taxes (benefit)                                      (46)              98                 14              199
                                                    ------------    -------------      -------------    -------------

     Net income (loss)                               $     (121)     $       116        $       (72)     $       253
                                                    ------------    -------------      -------------    -------------
                                                    ------------    -------------      -------------    -------------

Net income (loss) per common share                   $     (.03)     $       .02        $      (.01)     $       .05
Weighted average shares outstanding                   4,836,943        4,843,832          4,840,425        4,845,140
                                                    ------------    -------------      -------------    -------------
                                                    ------------    -------------      -------------    -------------

See accompanying notes to financial statements.

                                  T.J.T., INC.
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                           For the six months ended
                                                                                   March 31,
                                                                         ------------------------------
                                                                             1999             1998
                                                                         -------------    -------------
Cash flows from operating activities:
     Net income (loss)                                                          $ (72)           $ 253
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                             354              222
        Loss on sale of assets                                                      2                -
        Change in receivables                                                    (129)              27
        Change in inventories                                                     (24)            (570)
        Change in prepaid expenses and other current assets                       (91)              (8)
        Change in accounts payable                                               (475)             150
        Change in other assets and liabilities                                    (81)             (16)
                                                                         -------------    -------------
            Net cash provided (used) by operating activities                     (516)              58
                                                                         -------------    -------------
Cash flows from investing activities:
     Additions to property, plant and equipment                                  (219)            (205)
     Issuance of notes receivable                                                  (6)             (29)
     Payments on notes receivable                                                  17               30
     Land purchased for investment                                               (262)            (118)
     Direct aquisition costs                                                       (4)               -
     Cash paid for Ford acquisition                                              (231)               -
                                                                         -------------    -------------
        Net cash used by investing activities                                    (705)            (322)
                                                                         -------------    -------------
Cash flows from financing activities:
     Proceeds from debt                                                         1,111                -
     Payments on stock subscription receivable                                      -               17
     Treasury stock transactions                                                  (20)              (5)
                                                                         -------------    -------------
        Net cash  provided by financing activities                              1,091               12
                                                                         -------------    -------------
Net decrease in cash and cash equivalents                                        (130)            (252)
Beginning cash and cash equivalents                                               204              835
                                                                         -------------    -------------

Ending cash and cash equivalents                                                 $ 74            $ 583
                                                                         -------------    -------------
                                                                         -------------    -------------
Supplemental information:
     Interest paid                                                               $ 22            $   5
     Income taxes paid                                                             49              316
Noncash transactions:
     Acquisition of plant property and equipment by capital lease                $ 22            $   -
     Re-acquisition of investment property by cancellation
     of notes receivable                                                           38                -
     Sale of Bend, Oregon facility by note receivable                             196

See accompanying notes to financial statements.

                                  T.J.T., INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE A - UNAUDITED INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of T.J.T., Inc. (the company) and the results of operations and cash flows. Certain reclassifications of prior quarter amounts were made in order to conform with the current quarter presentation, none of which affect previously reported net income.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out and average cost methods) or market.

(Dollars in thousands)                                           Mar. 31,                Sept. 30,
                                                                   1999                    1998
                                                              -------------            ------------
Raw materials                                                  $       893              $    1,490
Finished goods                                                       3,058                   2,284
                                                              -------------            ------------
     Total                                                     $     3,951              $    3,774
                                                              -------------            ------------
                                                              -------------            ------------

NOTE C - PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)                                          Mar. 31,                Sept. 30,
                                                                  1999                    1998
                                                              -------------            ------------
Land and building                                              $       389              $      389
Leasehold improvements                                                 357                     362
Furniture and equipment                                              1,266                   1,092
Vehicles and trailers                                                1,333                   1,220
                                                              -------------            ------------
                                                                     3,345                   3,063
Less accumulated depreciation                                        1,342                   1,119
                                                              -------------            ------------
     Net property, plant and equipment                         $     2,003              $    1,944
                                                              -------------            ------------
                                                              -------------            ------------

NOTE D - SHAREHOLDERS' EQUITY

Authorized stock of the company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. No shares of preferred stock have been issued. The company also has 4,500,644 outstanding warrants to purchase common stock. Each warrant entitles the holder to purchase one share of common stock at $4.00 per share. The warrants were exercisable beginning December 21, 1996 and expire December 21, 2000. The warrants are redeemable by the company with 30 days written notice at the rate of $.10 per warrant after December 21, 1996 and only if the average stock closing bid price equals or exceeds $7.50 per share for 10 consecutive trading days. The company does not have the ability to call the warrants as of March 31, 1999 because it has not met the closing bid requirements.

The company has a stock option plan which allows officers, directors and key employees of the company to receive non-qualified and incentive stock options. The company awarded 100,000 non-qualified stock options to certain officers and directors on October 1, 1994 with an exercise price of $4.00 per share. These options became 100% vested and exercisable on September 30, 1996 and expire September 30, 1999. All non-qualified stock options were outstanding at March 31, 1999 and 1998. There were 85,000 incentive stock options available for grant at March 31, 1999 and 1998.

As of March 31, 1999 the company had purchased 20,000 of its own shares of a 240,000 share buy back program authorized by the Board of Directors. (see subsequent events)

NOTE E - OTHER

The company sold a retail distribution location in Bend, Oregon on January 11, 1999. The sale included fixed assets and inventory for $194,795 secured by inventory and receivables with monthly payments of $2,650 over ten years with an interest rate of prime plus 2 percent. For fiscal year 1998 the Bend location had sales of $593,000 and an operating loss of $84,000.

On January 5, 1999 the company purchased Ford's Tires and Axles, located in Phoenix, Arizona, for $275,000. The company acquired cash of $24,000, accounts receivable of $84,000, inventory of $317,000, and equipment of $102,000. The company assumed liabilities of $710,000. Based on the purchase price of $275,000 goodwill was recorded of $458,000.

A law suit alleging wrongful termination filed by a former employee against Leg-it Tire Co., Inc. and Ulysses Mori, the former President of Leg-it Tire Co., Inc. and a current director was settled during the quarter ending March 31, 1999. The settlement had no material adverse impact on the current quarter.

NOTE F - SUBSEQUENT EVENTS

The company has purchased 79,000 of its own shares subsequent to March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All period references are to the three month or six month periods ended March 31, 1999 and 1998, unless otherwise indicated. Quarterly financial results may not be indicative of the financial results for any future period. The following discussion may contain forward-looking statements within the meaning of the federal securities laws which involve risks and uncertainties. When used in this discussion, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; the existence or absence of adverse publicity; availability, locations and terms of sites for facility development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; and construction costs.

The following table sets forth the operating data of the company as a percentage of net sales for the periods listed below:

                                                         Three Months Ended             Six Months Ended
                                                     --------------------------   ----------------------------
                                                       Mar. 31,       Mar. 31,      Mar. 31,        Mar. 31,
                                                         1999           1998          1999            1998
                                                     ------------   -----------   ------------    ------------
Axle and tire reconditioning                                80.0          71.2           77.3            74.1%
Manufactured housing accessories and siding                 20.0          28.8           22.7            25.9
Investment property income                                   0.0           0.0            0.0             0.0
Gross margin                                                16.8          19.7           17.2            19.4
Selling expense                                             13.4           9.4           12.0             9.6
Administrative expense                                       5.2           7.6            5.6             6.6
Interest income                                              0.0           0.2            0.0             0.2
Other income (expense)                                       0.0           0.0            0.0             0.0

Net sales rose to $8,636,000 for the three months ended March 31, 1999 and were up 19% from $7,249,000 for the quarter ended March 31, 1998.

The company's gross profit for the three months ended March 31, 1999 was $1,450,000, up $23,000 or 2% from the same period in 1998. Overall gross margin was 16.8%, down from 19.7% for the quarter ended March 31, 1998. Gross margin for the quarter ended March 31, 1999 decreased 2.9% from same quarter last year due to inclement weather conditions which slowed the setting of manufactered homes, reducing the supply of used axles resulting in higher prices for raw materials. Ford's Tires and Axles in Pheonix, Arizona was purchased on January 5, 1999 in an effort to gain access to used axles and tires in other market areas. The integeration of new aquitions has been slower and more costly than anticipated. Steps have been taken to upgrade financial controls to improve overall profitability. Although the Colorado location has been improving month by month it has negatively impacted the quarter ending March 31, 1999 by posting an operating loss of $240,000. The newly acquired Ford's Tires and Axles also reported a $107,000 loss for the three months ending March 31, 1999.

Selling, general and administrative expenses for the quarter ended March 31, 1999 increased $382,000 from the same quarter last year to $1,612,000. Selling and administrative expense as a percent of sales increased 1.7% for the quarter ended March 31, 1999 compared to the same quarter last year. Year-to-date administrative expense as a percent of sales decreased 6% over last year and sales expense increased 2% due to realignment of management responsibilities.

Operating loss for the second quarter of fiscal 1999 was $162,000 compared to an operating income of $197,000 for the same quarter of fiscal 1998.

Net loss for the quarter ended March 31, 1999 was $121,000, a $237,000 decrease from net income of $116,000 from the same quarter last year.

Net loss per share was $.03 for the current quarter compared to $.02 net income per share for the same quarter last year. Year-to-date average shares outstanding decreased 3,482 shares over the same period last year due to a purchase of Treasury stock.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the company's principal sources of liquidity have been retained earnings from operations as well as borrowings under a revolving line of credit with a bank.

The company has a $2,000,000 maximum bank line of credit secured by designated percentages of eligible accounts receivable and inventories. $1,111,000 of the line has been drawn on as of March 31,1999. The $889,000 of operating line remains open and available, if necessary, at a rate of prime and matures June 1999.

Authorized stock of the company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. No shares of preferred stock have been issued. The company also has 4,500,644 outstanding warrants to purchase common stock. Each warrant entitles the holder to purchase one share of common stock at $4.00 per share. The warrants were exercisable beginning December 21, 1996 and expire December 21, 2000. The warrants are redeemable by the company with 30 days written notice at the rate of $.10 per warrant after December 21, 1996 and only if the average stock closing bid price equals or exceeds $7.50 per share for 10 consecutive trading days. The company does not have the ability to the call the warrants as of March 31, 1999 because it has not met the closing bid requirements.

YEAR 2000 SYSTEM ISSUE

The company is reviewing its financial and operating systems with respect to the Year 2000 issue. The company has obtained assurance from the vendors of its major purchased software systems that the products are Year 2000 compliant. The company has contracted the services of its outside auditors to obtain further asssurance that internal systems and equipment are compliant. Based on the results of the preliminary review, the company does not anticipate any material disruption in its operations related to the Year 2000 issue.

The company is also seeking assurance from its financial service provider, major vendors and customers that the Year 2000 issue has been addressed. In the event that the financial service provider or any of the major vendors or customers do not achieve Year 2000 compliance, the company's business or operations could be adversely affected.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A negotiated settlement was reached during the quarter and the loss has been taken on a lawsuit alleging wrongful termination which was filed by a former employee against Leg-it and Ulysses Mori, the former President of Leg-it and a current director of the company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Nothing to report

ITEM 3. DEFAULTS UPON SECURITIES

Nothing to report

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report

ITEM 5. OTHER INFORMATION

The company sold a retail distribution location in Bend, Oregon on January 11, 1999. The sale included fixed assets and inventory for $194,795 secured by inventory and receivables with monthly payments of $2,650 over ten years with an interest rate of prime plus 2 percent. For fiscal year 1998 the Bend location had sales of $593,000 and an operating loss of $84,000.

On January 5, 1999 the company purchased Ford's Tires and Axles, located in Phoenix, Arizona, for $275,000. The company acquired cash of $24,000, accounts receivable of $84,000, inventory of $317,000, and equipment of $102,000. The company assumed liabilities of $710,000. Based on the purchase price of $275,000 goodwill was recorded of $458,000.

6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  No exhibits required to be filed.

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    T.J.T., INC.
                                    Registrant

       Date: March 10, 1999         By: /s/ Larry B. Prescott
                                        ----------------------------------------
                                    Larry B. Prescott, Senior Vice President and
                                    Chief Financial Officer