Form 10-Q
period 1999-06-30
TJT INC
filed 1999-08-13
CIK 1002577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                              For the Quarter Ended

                                  JUNE 30, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days. Yes [X] No [ ]

--------------------------------------------------------------------------------

At June 30, 1999, the registrant had 4,854,739 shares of common stock outstanding.

--------------------------------------------------------------------------------

                                  T.J.T., INC.
                                    FORM 10-Q
                                  JUNE 30, 1999

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                            PAGE

Item 1.  Financial Statements

              Balance Sheets at June 30, 1999 and
              September 30, 1998                                               3

              Statements of Income for the Three Months and Nine Months
              Ended June 30, 1999 and 1998                                     4

              Statements of Cash Flows for the Nine Months
              Ended June 30, 1999 and 1998                                     5

              Notes to Financial Statements                                    6

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                      8

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                     9

Item 2.  Changes in Securities and Use of Proceeds                             9

Item 3.  Defaults Upon Securities                                              9

Item 4.  Submission of Matter to a Vote of Security Holder                    10

Item 5.  Other Information                                                    10

Item 6.  Exhibits and Reports on Form 8-K                                     10

Signatures                                                                    10

                                  T.J.T., INC.
                           BALANCE SHEETS (unaudited)
                             (Dollars in thousands)

                                                                     JUNE 30,   SEPT. 30,
                                                                       1999        1998
                                                                     --------    --------
Current assets:
        Cash and cash equivalents                                    $     75    $    204
        Accounts receivable and notes receivable
          (net of allowances for doubtful accounts
          of $82 and $38                                                2,177       2,111
        Inventories                                                     3,712       3,774
        Income taxes receivable                                             9          --
        Prepaid expenses and other current assets                         118         517
                                                                     --------    --------
                Total current assets                                    6,091       6,606

Property, plant and equipment, net of
        accumulated depreciation                                        1,933       1,944

Notes receivable                                                          595         348
Real estate held for investment                                           610         390
Deferred charges and other assets                                         284         326
Goodwill                                                                1,807       1,440
                                                                     --------    --------
        Total assets                                                 $ 11,320    $ 11,054

Current liabilities:
        Line of credit                                               $    765    $     --
        Accounts payable                                                  636       1,117
        Accrued liabilities                                               910         809
        Income taxes payable                                               --           3
                                                                     --------    --------
                Total current liabilities                               2,311       1,929

Deferred credits and other noncurrent obligations                         153         136
Deferred income taxes                                                      60          60
                                                                     --------    --------
        Total liabilities                                               2,524       2,125
                                                                     --------    --------

Shareholders' equity:
        Common stock, $.001 par value; 10,000,000
            shares authorized;  4,854,739 shares issued
            and outstanding                                                 5           5
        Common stock warrants                                             113         113
        Capital surplus                                                 6,068       6,068
        Retained earnings                                               3,167       3,181
        Treasury stock (132,807 and 10,907 shares at cost)               (163)        (44)
        Stock subscriptions receivable                                   (394)       (394)
                                                                     --------    --------
                Total shareholders' equity                              8,796       8,929
                                                                     --------    --------
                        Total liabilities and shareholders' equity   $ 11,320    $ 11,054
                                                                     ========    ========

See accompanying notes to financial statements.

                                  T.J.T., INC.
                              STATEMENTS OF INCOME
                 (Dollars in thousands except per share amounts)

                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        JUNE 30,                     JUNE 30,
                                               -------------------------    --------------------------
                                                  1999          1998            1999            1998
                                               -----------   -----------    -----------    -----------

Sales (net of returns and allowances):
        Axles and tires                        $     7,077   $     7,508    $    20,169    $    18,869
        Accessories and siding                       2,276         1,688          6,115          5,669
        Investment Property Income                       5             2             13              7
                                               -----------   -----------    -----------    -----------
                Total sales                          9,358         9,198         26,297         24,545

Cost of goods sold                                   7,596         7,675         21,626         20,045
                                               -----------   -----------    -----------    -----------

        Gross profit                                 1,762         1,523          4,671          4,500

Selling, general and administrative expenses         1,643         1,318          4,616          3,880
                                               -----------   -----------    -----------    -----------
        Operating income                               119           205             55            620

Interest income                                         --            13              8             50
Other income (expense)                                  --            --             (2)            --
                                               -----------   -----------    -----------    -----------

        Income before taxes                            119           218             61            670

Income taxes                                            61            96             75            295

        Net income (loss)                      $        58   $       122    $       (14)   $       375
                                               ===========   ===========    ===========    ===========

Net income (loss) per common share             $       .01   $       .03    $      (.00)   $       .08
Weighted average shares outstanding              4,728,123     4,843,832      4,802,991      4,844,704
                                               ===========   ===========    ===========    ===========

See accompanying notes to financial statements.

                                  T.J.T., INC.
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                       FOR THE NINE MONTHS ENDED
                                                                                JUNE 30,
                                                                           ------------------
                                                                            1999      1998
                                                                           -------    -------
Cash flows from operating activities:
        Net income (loss)                                                  $   (14)   $   375
        Adjustments to reconcile net income to net cash
                provided by operating activities:
                Depreciation and amortization                                  553        435
                Loss on sale of assets                                           2         --
                Change in receivables                                            6       (542)
                Change in inventories                                          215        (87)
                Change in prepaid expenses and other current assets            (71)       (10)
                Change in accounts payable                                    (667)        74
                Change in other assets and liabilities                         (22)        42
                                                                           -------    -------
                        Net cash provided (used) by operating activities         2        287
                                                                           -------    -------

Cash flows from investing activities:
        Additions to property, plant and equipment                            (283)      (627)
        Issuance of notes receivable                                            (6)       (36)
        Payments on notes receivable                                            27         44
        Land purchased for investment                                         (260)      (119)
        Direct aquisition costs                                                 (4)        --
        Cash paid for Hanger acquisition                                        --       (320)
        Cash paid for Ford acquisition, including advances                    (251)        --
                                                                           -------    -------
                Net cash used by investing activities                         (777)    (1,058)
                                                                           -------    -------

Cash flows from financing activities:
        Proceeds from debt                                                   1,111        (50)
        Payments on debt                                                      (346)
        Payments on stock subscription receivable                               --         17
        Treasury stock transactions                                           (119)        (5)
                                                                           -------    -------
                Net cash  provided by financing activities                     646        (38)
                                                                           -------    -------

Net decrease in cash and cash equivalents                                     (129)      (809)
Beginning cash and cash equivalents                                            204        835
                                                                           -------    -------

Ending cash and cash equivalents                                           $    75    $    26
                                                                           =======    =======

Supplemental information:
        Interest paid                                                      $    47    $     9
        Income taxes paid                                                       87        405
Noncash transactions:
        Acquisition of plant property and equipment by capital lease       $    22    $    --
        Re-acquisition of investment property by cancellation
        of notes receivable                                                     38         --
        Sale of Bend, Oregon facility by note receivable                       196
        Sale of land by issuance of notes receivable                            98

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

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out and average cost methods) or market.

(Dollars in thousands)                        JUNE 30,        SEPT. 30,
                                                1999            1998
                                              -------          -------
Raw materials                                 $   991          $ 1,490
Finished goods                                  2,721            2,284
                                              -------          -------
        Total                                 $ 3,712          $ 3,774
                                              =======          =======

NOTE C - PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)                        JUNE 30,       SEPT. 30,
                                                1999            1998
                                              -------          ------
Land and building                             $   389         $   389
Leasehold improvements                            365             362
Furniture and equipment                         1,305           1,092
Vehicles and trailers                           1,350           1,220
                                              -------         -------
                                                3,409           3,063
Less accumulated depreciation                   1,476           1,119
                                              -------         -------
        Net property, plant and equipment     $ 1,933         $ 1,944
                                              =======         =======

NOTE D - SHAREHOLDERS EQUITY

Authorized stock of the company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. No shares of preferred stock have been issued. The company also has 4,500,644 outstanding warrants to purchase common stock. Each warrant entitles the holder to purchase one share of common stock at $4.00 per share. The warrants were exercisable beginning December 21, 1996 and expire December 21, 2000. The warrants are redeemable by the company with 30 days written notice at the rate of $.10 per warrant after December 21, 1996 and only if the average stock closing bid price equals or exceeds $7.50 per share for 10 consecutive trading days. The company does not have the ability to call the warrants as of June 30, 1999 because it has not met the closing bid requirements.

The company has a stock option plan which allows officers, directors and key employees of the company to receive non-qualified and incentive stock options. The company awarded 100,000 non-qualified stock options to certain officers and directors on October 1, 1994 with an exercise price of $4.00 per share. These options became 100% vested and exercisable on September 30, 1996 and expire September 30, 1999. All non-qualified stock options were outstanding at June 30, 1999 and 1998. The Company also awarded 68,000 incentive stock options to newly appointed directors and officers in the quarter ended June 30, 1999. These options will become 100% vested over a period of five years at a weighted average strike price of $1.028. There were 17,000 stock optons available for grant at June 30, 1999 and 85,000 in 1998.

As of June 30, 1999 the company had purchased 121,900 shares pursuant to a 740,000 share buy back program authorized by the Board of Directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All period references are to the three month or nine month periods ended June 30, 1999 and 1998, unless otherwise indicated. Quarterly financial results may not be indicative of the financial results for any future period. The following discussion may contain forward-looking statements within the meaning of the federal securities laws which involve risks and uncertainties. When used in this discussion, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; the existence or absence of adverse publicity; availability, locations and terms of sites for facility development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; and construction costs.

The following table sets forth the operating data of the company as a percentage of net sales for the periods listed below:

                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     --------------------------   ---------------------------
                                                      JUNE 30,      JUNE 30,       JUNE 30,        JUNE 30,
                                                        1999          1998           1999            1998
                                                     -----------   ------------   ------------    -----------

Axle and tire reconditioning                               75.6 %         81.6 %         76.7 %         76.9 %
Manufactured housing accessories and siding                24.3           18.4           23.3           23.1
Investment property income                                   .1            0.0            0.0            0.0
Gross margin                                               18.8           16.6           17.8           18.3
Selling expense                                            14.2            8.2           12.8            9.1
Administrative expense                                      3.3            6.1            4.8            6.7
Interest income                                             0.0            0.1            0.0            0.2
Other income (expense)                                      0.0            0.0            0.0            0.0

Sales rose to $9.4 million for the three months ended June 30, 1999 compared to $9.2 million in 1998 third quarter. Gross profit increased to $1.8 million in the quarter ending June 30, 1999 compared to $1.5 million for the same quarter in 1998. Gross margin for quarter ended June 30, 1999 increased 2.2% from the same quarter last year due to the change of sale mix. Increasing sales of higher margin dealer accessories business and decreasing sales of lower margin axles and tires contributed to the margin improvement.

Higher costs of procurement of used axles and tires continue to negatively impact gross margins of this segment of the business.

Selling and general administration expenses for quarter ended June 30, 1999 increased $325,000. $141,880 was a result of the acquisition of Ford's Tires and Axles which occurred January 5, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the company's principal sources of liquidity have been retained earnings from operations as well as borrowings under a revolving line of credit with a bank. The company has a $2,000,000 maximum bank line of credit secured by designated percentages of eligible accounts receivable and inventories.

Authorized stock of the company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. No shares of preferred stock have been issued. The company also has 4,500,644 outstanding warrants to purchase common stock. Each warrant entitles the holder to purchase one share of common stock at $4.00 per share. The warrants were exercisable beginning December 21, 1996 and expire December 21, 2000. The warrants are redeemable by the company with 30 days written notice at the rate of $.10 per warrant after December 21, 1996 and only if the average stock closing bid price equals or exceeds $7.50 per share for 10 consecutive trading days. The company does not have the ability to the call the warrants as of June 30, 1999 because it has not met the closing bid requirements.

YEAR 2000 SYSTEM ISSUE

The company is reviewing its financial and operating systems with respect to the Year 2000 issue. The company has obtained assurance from the vendors of its major purchased software systems that the products are Year 2000 compliant. The company has contracted the services of its outside auditors to obtain further asssurance that internal systems and equipment are compliant. Based on the results of the first review, the company does not anticipate any material disruption in its operations related to the Year 2000 issue.

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

Nothing to report

ITEM 3. DEFAULTS UPON SECURITIES

Nothing to report

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report

ITEM 5.    OTHER INFORMATION

The Board of Directors authorized a stock buy back plan of 500,000 shares in May of 1999. This plan was in addition to 240,000 additional shares authorized in November of 1998. The shares authorized for buy back account for approximately 15% of the company's outstanding stock.

6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) No exhibits required to be filed.

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                T.J.T., INC.

                                Registrant

  Date:    August 11, 1999      By: /s/ Larry B. Prescott
                                    -------------------------------------
                                    Larry B. Prescott, Senior Vice President and
                                    Chief Financial Officer