Form 10-K
period 1999-09-30
TJT INC
filed 1999-12-29
CIK 1002577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1999

                         Commission File Number 33-98404

                                  T.J.T., INC.
             (Exact name of registrant as specified in its charter)

          WASHINGTON                                         82-0333246
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                             Identification No.)

             843 NORTH WASHINGTON, P.O. BOX 278, EMMETT, IDAHO 83617
                    (Address of principal executive offices)

                                 (208) 365-5321
                         (Registrant's telephone number)
-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                                       Exhibit Index on Page 31

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Registrant's revenues for the fiscal year ended September 30, 1999 were $34,642,000.

Based on the stock's closing price of $1.00 on November 30, 1999, non-affiliated market capital was approximately $2,307,786.

As of November 30, 1999, there were 4,854,739 shares of the registrant's $.001 par value common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement to be dated on or after January 2000, for use in connection with the annual meeting of stockholders to be held on February 22, 2000, portions of which are incorporated by reference into Part III of the Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

ITEM 1(a). GENERAL DEVELOPMENT OF BUSINESS

FORWARD LOOKING STATEMENTS AND RISK FACTORS

         This Form 10-K contains certain forward-looking statements which are based on management's current expectations including, but not limited to, general economic conditions; changes in interest rates; deposit flows; real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulations; and other economic, competitive, governmental, regulatory and technological factors affecting the Company's operations, pricing, products and services.

THE COMPANY

         T.J.T. was established in 1977 and was incorporated in the state of Washington on December 13, 1994. The Company's corporate office is located at 843 N. Washington Street, Emmett, Idaho 83617.

         The Company has recycling and distribution locations in Emmett, Idaho; Centralia, Washington; Salem, Oregon; Woodland, California; Phoenix, Arizona; and, Platteville, Colorado. The Company also manufactures hanger parts in Eugene, Oregon which are used by the manufactured housing producers to attach axles to homes.

         T.J.T., Inc. has three business lines: repairing and reconditioning axles and tires for the manufactured housing industry; distribution of after-market accessory products to manufactured housing dealers and set-up contractors; and, real estate investment and development on a limited basis.

RECENT EVENTS

         On January 1, 1999 the Company purchased Ford's Tires and Axles located in Phoenix, Arizona for $275,000. The Company acquired cash of $24,000, accounts receivable of $84,000, inventory of $317,000 and equipment of $102,000. The Company assumed liabilities of $710,000. Based on the purchase price of $275,000, goodwill was recorded at $458,000.

         The Company sold a retail distribution location in Bend, Oregon on January 11, 1999. The sale included fixed assets and inventory for a deferred sales price of $194,795, the purchaser's obligation is secured by inventory and accounts receivable with monthly payments of $2,650 over ten years with an interest rate at prime plus two percent. For fiscal 1999, the Bend location recorded sales of $206,000 and an operating loss of $7,000. The location lacked sufficient sales volume to justify continuing a market presence.

AXLE AND TIRE RECONDITIONING

         The Company buys used axles and tires from manufactured housing dealers which are detached from the manufactured homes after they are placed on a pad or foundation. TJT also buys used axles and tires from independent brokers.

         The used axles and tires are dismantled at the Company's recycling facilities. All major parts are inspected, cleaned and replaced as required. Approximately 30 axles are rebuilt for each eight man-hour shift. Tires are graded and repaired. Axles and tires are then sold to manufactured housing factories. Each axle and tire assembly is used and recycled approximately three times a year.

         Sales of reconditioned axles and tires were 76 percent, 76 percent and 73 percent of total revenues for the years ended September 30, 1999, 1998, and 1997, respectively.

REGULATORY MATTERS

         HUD regulations govern the maximum load limit per tire, which in turn dictates the number of axles needed to transport a manufactured home. The number of axles required to transport a manufactured home averages approximately six axles. HUD requires periodic inspection at the recycling facility by an approved third party inspector.

ACCESSORIES AND SIDING DISTRIBUTION

         T.J.T., Inc. sells manufactured housing accessories such as vinyl skirting, piers, and other ancillary products to manufactured housing dealers and set-up contractors. The Company sells vinyl siding, tubular skylights and water filters to the site-built housing market and manufactured housing factories.

         Sales of accessories were 24 percent, 24 percent and 27 percent of total revenue for the years ended September 30, 1999, 1998 and 1997, respectively.

TARGET MARKET

         The Company's target market is the manufactured housing industry and the site-built construction industry. The Company sells to manufactured housing factories, manufactured housing dealers, set-up contractors, and site-built contractors and remodelers. The Company's major customers are manufactured housing factories. Two factories represented more than ten percent of sales, one with 20 percent, the other with 14 percent of total sales during fiscal 1999. The Company has no single supplier of axles and tires or accessories that represents ten percent or more of total purchases.

COMPETITION

         AXLES AND TIRES

         The Company operates in Idaho, Oregon, Washington, California, Colorado, Utah, Nevada, Montana, Arizona, Texas and Wyoming. In that eleven-state market area, price competition is intense for both the purchase and sale of axles and tires. The Company has two major competitors within its market area. The Company competes based on reputation, reliability and service.

         ACCESSORIES AND SIDING

         The Company competes for accessory and siding sales with building materials distributors and recreational vehicle wholesale suppliers which are numerous in all of the Company's market areas.

REAL ESTATE INVESTMENT AND DEVELOPMENT

         The Company invests in real estate held for resale. The Company considers development of real estate on a limited basis. The Company primarily selects unimproved land for investment opportunities.

INDUSTRY OVERVIEW

         Production of manufactured housing was stronger than related sales of manufactured housing to home buyers from November 1998 to June 1999. This unusually strong production rate has created excessive retail inventories of manufactured homes which should slow industry-wide revenues in the near term.

         A slow-down in the industry should increase the supply of used axles and tires resulting in lower purchase costs. The Company expects to take advantage of the lower costs by expanding market share and increasing overall sales through efficient operation and superior service.

PERSONNEL

         As of December 20, 1999, the Company had a total of 145 employees.

ITEM 2.  PROPERTIES

         The Company leases nine properties and owns two properties. The two properties owned by the Company are an 11,360 square foot warehouse in Emmett, Idaho and a 9,000 square foot processing facility in Platteville, Colorado.

         The Company leases four properties totaling 145,000 square feet in Emmett, Idaho. Three of the leased properties totaling 82,000 square feet are leased from T.J.T. Enterprises (1)(4) and one property totaling 63,000 square feet is leased from Sheldon-Homedale Family, L.P. (2)(4). Two properties totaling 64,000 square feet are located in Oregon. One property, located in Centralia, Washington totaling 593,000 square feet is leased from MBFI, Inc.
(3)(4). One property located in Woodland, California totaling 44,000 square feet, is leased from Ulysses B. Mori (4). One property located in Phoenix, Arizona totals 131,000 square feet.

(1) T.J.T. Enterprises is a partnership consisting of Terrence Sheldon, President and Chief Executive Officer of the Company, and Jerry L. Radandt, a former officer of the Company. Mr. Sheldon and Mr. Radandt are equal partners in T.J.T. Enterprises.

(2) Sheldon-Homedale Family, L.P. is a partnership owned by the Terrence Sheldon family. Terrence Sheldon, President and Chief Executive Officer of the Company, is a five percent owner and general partner of Sheldon-Homedale, L.P.

(3) MBFI, Inc. is a corporation owned by the Patricia Bradley family. Patricia I. Bradley, a Director of the Company, owns approximately 95 percent of MBFI, Inc.

(4) The Company believes that the lease terms obtained from T.J.T. Enterprises, Sheldon-Homedale Family, L.P., MBFI, Inc., and Ulysses B. Mori, Senior Vice President of the Company, are as favorable as unaffiliated third party terms available to the Company.

ITEM 3. LEGAL PROCEEDINGS

There were no material legal proceedings to report at fiscal year end 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Shareholders were not asked to vote on any matters during the quarter ended September 30, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock and Redeemable Common Stock Purchase Warrants are registered on the Nasdaq SmallCap Market under the symbol "AXLE" and "AXLEW." The table below shows the high and low sales prices of the Common Stock and the Warrants for each of the last eight fiscal quarters:

                              Quarter             Quarter               Quarter             Quarter
                               Ended               Ended                 Ended               Ended
                              9/30/99             6/30/99               3/31/99             12/31/98
                            -------------       -------------        --------------       -------------
Common Stock:
     High                         1 1/4               1 3/8                1 5/16               1 3/8
     Low                              1                 3/4                     1                   1
     Quarter-end                 1 1/64              1 3/32                     1              1 1/16

Warrants:
     High                          3/32                 1/8                   1/8                 1/8
     Low                           1/32                1/32                  1/32                1/32
     Quarter-end                   1/32                1/16                  1/32                1/16


                              Quarter             Quarter               Quarter             Quarter
                               Ended               Ended                 Ended               Ended
                              9/30/98             6/30/98               3/31/98             12/31/97
                            -------------       -------------        --------------       -------------
Common Stock:
     High                        1 15/16             1 15/16                2  1/8             2  5/16
     Low                         1  1/16             1  7/16                     1             1  9/16
     Quarter-end                 1  5/32              1  3/4               1 13/16             1  9/16

Warrants:
     High                            1/4                5/16                   3/8               15/32
     Low                            1/16                5/32                  5/32                7/32
     Quarter-end                    1/16                3/16                   1/4                7/32

         The table below shows the approximate number of record holders of the Company's Common Stock and Warrants at December 20, 1999:

                  Title of Class                       Number of Record Holders
                  --------------                       ------------------------
         Common Stock, $.001 par value                          838
         Redeemable Common Stock Purchase Warrants              915

         TJT has never paid dividends to shareholders and does not expect to pay dividends in the foreseeable future. The Company intends to use future earnings for reinvestment in its business and to repurchase TJT common stock. The Board of Directors will determine whether cash dividends will be paid in the future and payment of any dividends will be dependent on the Company's financial condition, results of operations, capital requirements and other such factors as the Board of Directors deems relevant.


ITEM 6.  SELECTED FINANCIAL DATA

                                         Fiscal Year Ended September 30
                               (Dollars in thousands except per share amounts)

                                           1999            1998               1997             1996            1995
                                       --------          ------           --------          -------        --------
Operating data:
    Sales                                34,642            34,073           25,441             12,656         12,275
    Cost of goods sold                   28,446            27,946           21,004             10,349         10,173
    Selling, general and                  6,369             5,402            3,802              1,986          1,713
       administrative expenses

Net income(loss)                          (207)               446              477                318            248

Share data
    Net income (loss)                     (.04)               .09              .11                .10            .10
    Weighted average shares          4,773,731          4,844,704        4,514,679          3,335,039      2,547,998
       outstanding

Balance sheet data:
    Cash                                    129               204              835              2,737              1
    Current assets                        6,265             6,606            6,306              5,591          2,740
    Property, plant & equipment,          1,862             1,944            1,318                511            506
       net
    Total assets                         11,338            11,054           10,140              6,998          3,546
    Current liabilities                   2,311             1,929            1,470                647          1,048
    Long-term liabilities                   189               196              199                127            182
    Shareholder's equity                  8,838             8,929            8,471              6,224          2,316

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         T.J.T., Inc. has three business lines: axle and tire reconditioning, accessories and siding distribution, and real estate investment and development.

         Axle and tire reconditioning historically accounts for approximately 75 percent of consolidated sales. Axles and tires are purchased from manufactured homes dealers and reconditioned in six locations in the western United States. After axles and tires are reconditioned and certified, they are sold to manufactured housing factories.

         Axle and tire reconditioning is performed at the Company's locations in Emmett, Idaho; Centralia, Washington; Salem, Oregon; Woodland, California; Platteville, Colorado; and Phoenix, Arizona. The Company maintains a manufacturing facility in Eugene, Oregon which manufactures metal hanger parts for attaching axles to manufactured homes and accessory parts used in the set-up of manufactured homes on-site.

         The Company sells accessories to manufactured home dealers. The major product lines are vinyl skirting, piers, and related products through the Company's distribution channels which comprise 645 dealers. The Company also sells vinyl siding to the site-built construction industry out of its Emmett location.

         The Company purchases real estate for investment purposes. The real estate is held for resale. As of September 30, 1999, the book value of real estate held for resale was $600,000. Subsequent to September 30, 1999, the Company purchased real estate at a cost of $450,000 funded by the credit line; $70,000 in sales have been closed from the property purchased. Management intends to sell presently-held real estate by September 30, 2000. Management believes future costs will be too high relative to income from investment properties and does not intend to aggressively pursue real estate investments in the near future.

ACQUISITIONS AND SALES

         In July 1998, the Company entered into an agreement to purchase Ford's Tires and Axles located in Chandler, Arizona. As part of the purchase agreement, the Company also agreed to manage Ford's Tires and Axles. On January 1, 1999 the Company purchased Ford's Tires and Axles for $275,000. The Company acquired cash of $24,000, accounts receivable of $84,000, inventory of $317,000 and equipment of $102,000 and assumed liabilities of $710,000. Based on the purchase price of $275,000, goodwill was recorded at $458,000.

         The Company sold a retail distribution location in Bend, Oregon on January 11, 1999. The sale included fixed assets and inventory for $194,795, secured by inventory and receivables with monthly payments of $2,650 over ten years with an interest rate at prime plus two percent. For fiscal years 1999 and 1998, the Bend location had sales of $206,000 and $593,000 and an operating loss of $7,000 and $84,000, respectively.

PERFORMANCE OVERVIEW

         The Company's operations resulted in a net loss for the fiscal year ended 1999 of $207,000 versus net income of $446,000 and $477,000 for the fiscal years ended 1998 and 1997, respectively.

         Loss per share in 1999 was $(.04) compared to income of $.09 and $.11 per share in 1998 and 1997. The average shares outstanding decreased 1.5 percent in 1999. The Company has a stock repurchase program in place that authorizes the Company to purchase up to 740,000 shares. The Company purchased 268,893 shares during fiscal year 1999.

         Net sales were $34,642,000 in 1999, an increase of $569,000 from 1998 and an increase of $9,201,000 from 1997. The sales contribution of the acquisition of Ford's Tires and Axles was $2,604,000 through nine months of operations. Increased competition in the Company's axle and tire business line resulted in a sales decrease of $2,035,000 on existing operations outside the Ford acquisition from the same period of 1998.

         Total assets increased to $11,338,000 at September 30, 1999 compared to $11,054,000 at September 30, 1998. Total equity was $8,838,000 at September 30, 1999, a decrease of $91,000. Change in equity resulted from a reduction of retained earnings of $207,000, an increase of treasury stock of $278,000 and reduction of stock subscription receivables of $394,000.

RESULTS OF OPERATIONS

         The following table summarizes the Company's revenues and expenses by major categories as a percent of sales for 1999, 1998 and 1997:

                                                     1999              1998             1997
---------------------------------------------------------------------------------------------------
Axle and tire reconditioning                            75.5%            75.8%            73.1%
Manufactured housing accessories and siding             24.4             24.2             26.9
Investment property income                               0.1              -                -
Gross margin                                            17.9             18.0             17.4
Selling expense                                         13.4              9.2              9.2
Administrative expense                                   5.0              6.6              5.7
Interest income (expense)                                0.0              0.2              0.4
Other expense                                            0.2              -                -
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Axles and Tires:                                      1999             1998             1997
                                                    ------           ------           ------
   Operating revenue                                26,166           25,816           18,610
   Cost of goods                                    22,431           21,943           15,651
   Gross profit                                      3,735            3,873            2,959
   Selling, general administrative expense           3,679            3,092            1,753
   Operating income (loss)                              56              781            1,206

Accessories and Siding:
   Operating revenue                                 8,441            8,257            6,831
   Cost of goods                                     6,015            6,003            5,353
   Gross profit                                      2,426            2,254            1,478
   Selling, general administrative expense           2,618            2,310            2,049
   Operating income (loss)                            (192)             (56)            (571)

Investment Property:
   Operating revenue                                    35                -                -
   Cost of goods                                         -                -                -
   Gross profit                                         35                -                -
   Selling, general administrative expense              72                -                -
   Operating income (loss)                             (37)               -                -
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

         Axle and tire sales increased $350,000. The acquisition of Ford Tires and Axles of Phoenix, Arizona contributed $2.6 million to sales. After adjusting out the Ford acquisition, sales decreased $2.3 million for fiscal year 1999 versus the same period 1998. The loss incurred by the Arizona acquisition was approximately $450,000 due to weak axle and tire sales performance and high selling and administrative costs. The Company's Colorado location also posted weaker than expected sales of tires and axles and lost approximately $575,000. The gross profit margin of axles and tires decreased 0.7 percent as a result of higher costs of axles and tires. Shortages of used axles and tires were replaced by purchases from wholesalers outside of the Company's market area at higher cost. The gross margin in Arizona, California and Colorado has been impacted by higher purchase costs of used tires and axles and competitive pricing pressure on factory sales.

         Sales of accessories increased $184,000 during fiscal 1999, a two percent increase over 1998. Sales of accessories resulting from the Arizona acquisition accounted for only $9,000 of the $184,000 increase. The gross margin increased 1.4 percent in fiscal year 1999 over fiscal year 1998. The operating loss increased to $192,000 in 1999 from $56,000 in 1998 as a result of increased selling expense incurred from startup costs in Arizona and Colorado.

         Investment real property operating loss was $37,000. Upon receiving additional cash deposits relating to underlying notes from the sale of investment property, the Company will be able to record deferred gains of approximately $125,000.

         Overall gross profit was $6,196,000 for the year which contributed to a gross margin of 17.9 percent which was virtually unchanged from 1998. Declining axle and tire margins were offset by increased sales of higher margin dealer accessories.

         Total selling and administrative expense increased $967,000 or 18 percent from last year. $452,000 of the increase was due to the acquisition of Ford's Tires and Axles. Selling expenses also increased at the Company's Colorado location and administrative expenses increased due to professional fees for systems upgrades.

SEASONALITY

         The manufactured housing industry and the site-built construction industry are seasonal within the majority of the Company's market area. Typically, sales for the months from November through March are lower than for other months due to weather and ground conditions. Assuming normal weather conditions, the Company expects the quarters ended September 30 and June 30 to be higher volume quarters and the quarter ended March 31 to be the lowest volume quarter. The following table summarizes operating results by quarter and demonstrates the seasonal nature of TJT's operations:

                                   December 31            March 31              June 30          September 30
                                   -----------            --------              -------          ------------
                                                      (Unaudited, dollars in thousands)
Fiscal year ended 1999
       Net sales                       $8,299                $8,636              $9,358                $8,349
       Gross profit                     1,455                 1,450               1,762                 1,529
       Operating income (loss)             94                 (162)                 119                 (224)
       Net income (loss)                   49                 (121)                  58                 (193)

Fiscal year ended 1998
       Net sales                      $ 8,093               $ 7,249             $ 9,196               $ 9,535
       Gross profit                     1,545                 1,427               1,521                 1,634
       Operating income                   213                   197                 203                   112
       Net income                         133                   120                 122                    71

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's principal sources of liquidity have been cash flow from operations and borrowings under a revolving line of credit with a bank. As of September 30, 1999, the Company's available credit under the bank line was $841,000. Subsequent to September 30, 1999, a new agreement was executed increasing the maximum bank line from $2,000,000 to $3,000,000. The credit line bears interest at the Federal Funds rate plus 2.60 percent. The line matures on June 30, 2000 and the Company expects to renew the line at that time. During fiscal 1999, the Company was in compliance with restrictive covenants under the operating line agreement.

OTHER EVENTS

         The Board of Directors authorized a stock repurchase plan of 500,000 shares in May 1999. This plan was in addition to 240,000 additional shares authorized in November 1998. The shares authorized for repurchase account for approximately 15 percent of the Company's outstanding stock.

YEAR 2000 DISCLOSURE

         Many older computer programs were written using a two-digit year instead of a four-digit year. As a result, those computer programs may be unable to process date-sensitive information in the year 2000 and beyond. This situation, frequently referred to as the Y2K issue, could cause a temporary disruption of the ordinary course of business.

         The Company has assessed its Y2K issues and has modified or changed systems which were determined to be non-compliant. The Company has also communicated with material third parties on the status of their Y2K preparedness. Contingency plans are in place and the Company does not believe that the Y2K issue will have a material effect on the Company's operations.

         As of September 30, 1999 approximately $12,000 has been spent on hardware and software upgrades related to Y2K, with an estimated $28,000 remaining to be spent prior to December 31, 1999.

COMPANY STRATEGY

         The Company focus will be the return to profitability. The Company has completed its acquisitions and expansions and now has operating locations in six states. The Company plans to increase its market share of axles and tires in California, Colorado and Arizona. Management was replaced in California in July 1999 and in Colorado and Arizona in November 1999.

         A marketing plan for sales of dealer accessories was fully implemented in the last quarter of 1999 for Colorado and Arizona which were previously untapped for most of 1999.

         Improvement of gross margins should result from implementation of a plan to fully utilize Company-wide resources by increasing controls of prices paid for used axles and tires, improving inventory controls and cash management.

         Personnel costs are expected to decrease as a result of a reduction of the managerial staff and reorganization of reporting lines.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Under current operations, adoption of SFAS No. 133 is not expected to have a material impact on the Company's results of operations or financial position. SFAS No. 133 is effective for the Company's fiscal year ending September 30, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            T.J.T., INC. -- FORM 10-K
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                                         Page
                                                                         ----
Balance Sheets                                                            14

Statements of Income                                                      15

Statements of Cash Flows                                                  16

Statements of Changes in Shareholders' Equity                             17

Notes to Financial Statements                                             18

Report of Independent Accountants                                         27

T.J.T., INC.
BALANCE SHEETS
(Dollars in thousands)


At September 30,                                                         1999                   1998
                                                                --------------          -------------
Current assets:
   Cash and cash equivalents                                      $       129             $      204
   Accounts receivable and notes receivable (net of
     allowance for doubtful accounts of $35 and $38)                    1,925                  2,111
   Income taxes receivable                                                100                      -
   Inventories                                                          4,021                  3,774
   Prepaid expenses and other current assets                               90                    517
                                                                --------------          -------------
      Total current assets                                              6,265                  6,606

Property, plant and equipment, net of
   accumulated depreciation                                             1,862                  1,944

Notes receivable                                                          572                    348
Real estate held for investment                                           600                    390
Deferred charges and other assets                                         268                    326
Goodwill                                                                1,771                  1,440
                                                                --------------          -------------
   Total assets                                                   $    11,338             $   11,054
                                                                --------------          -------------
                                                                --------------          -------------

Current liabilities:
   Line of credit                                                 $     1,159             $       -
   Accounts payable                                                       657                  1,117
   Accrued liabilities                                                    495                    809
   Income taxes payable                                                     -                      3
                                                                --------------          -------------
      Total current liabilities                                         2,311                  1,929

Deferred income and other noncurrent obligations                          160                    136
Deferred income taxes                                                      29                     60
                                                                --------------          -------------
   Total liabilities                                                    2,500                  2,125
                                                                --------------          -------------

Shareholders' equity:
   Common stock, $.001 par value; 10,000,000
      shares authorized;  4,854,739 shares issued and
      outstanding                                                           5                      5
   Common stock warrants                                                  113                    113
   Capital surplus                                                      6,068                  6,068
   Retained earnings                                                    2,974                  3,181
   Treasury stock (279,800 and 10,907 shares at cost)                    (322)                   (44)
   Stock subscriptions receivable                                           -                   (394)
                                                                --------------          -------------
      Total shareholders' equity                                        8,838                  8,929
                                                                --------------          -------------
         Total liabilities and shareholders' equity               $    11,338             $   11,054
                                                                --------------          -------------
                                                                --------------          -------------


See accompanying notes to financial statements.

T.J.T., INC.
STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)

For the year ended September 30,                                  1999             1998              1997
                                                          -------------    -------------     -------------
Sales (net of returns and allowances):
   Axles and tires                                          $   26,166       $   25,816        $   18,610
   Accessories and siding                                        8,441            8,257             6,831
   Investment property income                                       35                -                 -
                                                          -------------    -------------     -------------
      Total sales                                               34,642           34,073            25,441

Cost of goods sold                                              28,446           27,946            21,004
                                                          -------------    -------------     -------------

   Gross profit                                                  6,196            6,127             4,437

Selling, general and administrative expenses                     6,369            5,402             3,802
                                                          -------------    -------------     -------------
   Operating income (loss)                                        (173)             725               635

Interest income                                                     14               62               112
Income on investment property (non-operating)                        -               23                81
Other expense                                                     (101)               -                (1)
                                                          -------------    -------------     -------------

   Income (loss) before taxes                                     (260)             810               827

Income taxes (benefit)                                             (53)             364               350
                                                          -------------    -------------     -------------

   Net income (loss)                                        $     (207)      $      446        $      477
                                                          -------------    -------------     -------------
                                                          -------------    -------------     -------------

Net income (loss) per common share                          $    (0.04)      $      .09        $     .11
Weighted average shares outstanding                          4,773,731        4,844,704         4,514,679
                                                          -------------    -------------     -------------
                                                          -------------    -------------     -------------





See accompanying notes to financial statements.

T.J.T., INC.
STATEMENTS OF CASH FLOWS
(Dollars in thousands)

For the year ended September 30,                                                        1999            1998           1997
                                                                                 ------------   -------------   ------------
Cash flows from operating activities:
   Net income (loss)                                                              $     (207)    $       446     $      477
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                                      792             591            388
      (Gain) loss on sale of assets                                                        2              28            (49)
      Change in receivables                                                              271            (305)           170
      Change in inventory                                                                (95)           (236)          (487)
      Change in prepaid expenses and other current assets                               (146)           (264)           (56)
      Change in accounts payable                                                        (646)            501           (638)
      Change in other assets and liabilities                                             (86)            (83)           423
                                                                                 ------------   -------------   ------------
         Net cash provided/used by operating activities                                 (115)            678            228
                                                                                 ------------   -------------   ------------

Cash flows from investing activities:
   Additions to property, plant and equipment                                           (364)           (897)          (291)
   Issuance of notes receivable                                                           (3)            (46)           (24)
   Payments on notes receivable                                                           33             121             18
   Proceeds from sale of assets                                                            -               -             18
   Land purchased for investment                                                        (308)           (119)             -
   Sale of land purchased for investment                                                  56               -            238
   Net cash paid for Ford acquisition                                                   (251)              -              -
   Net cash paid for Hanger acquisition                                                    -            (320)             -
   Net cash paid for Bradley acquisition                                                   -               -           (467)
   Net cash paid for Leg-it acquisition                                                    -               -           (371)
   Direct acquisition costs                                                               (4)            (10)           (41)
                                                                                 ------------   -------------   ------------
      Net cash used by investing activities                                             (841)         (1,271)          (920)
                                                                                 ------------   -------------   ------------

Cash flows from financing activities:
   Treasury stock transactions                                                          (278)             (5)           (53)
   Proceeds from stock subscriptions receivable                                            -              17             59
   Proceed from debt                                                                   1,505               -              -
   Payments on debt                                                                     (346)            (50)        (1,216)
                                                                                 ------------   -------------   ------------
      Net cash provided/used by financing activities                                     881             (38)        (1,210)
                                                                                 ------------   -------------   ------------

Net decrease in cash and cash equivalents                                                (75)           (631)        (1,902)
Cash and cash equivalents at October 1                                                   204             835          2,737
                                                                                 ------------   -------------   ------------

Cash and cash equivalents at September 30                                         $      129     $       204     $      835
                                                                                 ------------   -------------   ------------
                                                                                 ------------   -------------   ------------

Supplemental information:
   Interest paid                                                                  $       67     $       14      $        6
   Income taxes paid                                                                      81             500            305

Noncash transactions:
   Acquisition of property, plant and equipment by capital lease                  $       22     $        40     $        -
   Issuance of stock for business combinations                                             -               -          1,764
   Accrued consulting costs                                                                -               -            348
   Sale of land by issuance of note receivable                                            98               -              -
   Reaquisition of investment property by cancellation of note receivable                 38               -              -
   Sale of Bend, Oregon location by note receivable                                      195               -              -
   Offset of subscription receivable against accrued payable                             294               -              -
   Write off of subscription receivable                                                  100               -              -


See accompanying notes to financial statements.

T.J.T., INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Dollars in thousands)

                                                            Common                                           Stock
                                                  Common     Stock     Capital     Retained    Treasury   Subscriptions
                                                  Stock     Warrants   Surplus     Earnings     Stock       Receivable
                                                ---------  ---------  ----------  ----------  ---------   -------------
Balance at October 1, 1996                       $     3    $   113    $  4,320    $  2,258    $     -     $      (470)

Issuance of 940,000 common shares for
   acquisition of Bradley Enterprises, Inc.            1          -       1,380           -          -               -
Payments on stock subscriptions receivable             -          -           -           -          -              59
Issuance of 291,176 common shares for
   acquisition of Leg-it Tire Co., Inc.                1          -         382           -          -               -
Treasury stock transactions                            -          -         (14)          -        (39)              -
Net income                                             -          -           -         477          -               -
-----------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1997                          5        113       6,068       2,735        (39)           (411)
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

Payments on stock subscriptions receivable                                                                          17
Treasury stock transactions                            -          -           -           -         (5)              -
Net income                                             -          -           -         446          -               -
-----------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1998                          5        113       6,068       3,181        (44)           (394)
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

Changes in stock subscription receivable               -          -           -           -          -             394
Treasury stock transactions                            -          -           -           -       (278)              -
Net loss                                               -          -           -        (207)         -               -
-----------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1999                    $     5    $   113    $  6,068    $  2,974    $  (322)    $         -
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                                  T.J.T., INC.
                          NOTES TO FINANCIAL STATEMENTS
                        September 30, 1999, 1998 and 1997

NOTE A - SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

BUSINESS ACTIVITY

         The Company is engaged in the business of repairing and reconditioning axles and tires for the manufactured housing industry. The Company also sells skirting and other aftermarket accessories to manufactured housing dealers, and vinyl and steel siding primarily to the site-built housing market. The Company grants trade credit to customers in Idaho, Oregon, California, Utah, Washington, Montana, Colorado, Wyoming, Arizona, Texas and Nevada, substantially all of whom are manufactured housing factories, manufactured housing dealers, site-built home contractors or siding contractors.

MAJOR SUPPLIERS AND CUSTOMERS

         The Company had no single supplier of axles and tires or accessories that represented 10 percent or more of total purchases. The Company has certain major customers for reconditioned axles and tires, all of which are manufactured housing producers. Two companies have purchases representing 10 percent or more of sales:

                                   1999              1998              1997
                                   ----              ----              ----
                  Company A         20                 9                 6
                  Company B         14                11                14

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE AND BAD DEBTS

         The Company performs credit history checks and limited financial analysis before credit terms are offered to customers. Accounts receivable are generally unsecured. Bad debts are accounted for using the allowance method. Expense is recognized based on an estimate of uncollectible accounts.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives for financial reporting purposes.

NOTES RECEIVABLE

         Notes receivable consist primarily of amounts owed by individuals related to the sale of real estate and are secured by the real estate sold.

DEFERRED CHARGES AND OTHER ASSETS

         Deferred charges and other assets consist primarily of prepaid consulting fees and amounts capitalized related to merger costs incurred in connection with the Bradley, Leg-it and Ford acquisitions. The prepaid merger costs are being amortized over five years on the straight-line method.

GOODWILL

         Goodwill consists of the excess of purchase price paid over net assets acquired. Goodwill is amortized over 15 years on the straight-line method and is presented net of $288,000 and $160,000 in amortization as of September 30, 1999 and 1998, respectively. Amortization of goodwill for fiscal 1999, 1998 and 1997 was $128,000, $99,000 and $61,000 respectively. The carrying amount of unamortized goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable.

DEFERRED CREDITS

         Deferred credits consist of gains on the sale of land held for investment where the Company provided virtually 100 percent financing to the buyer. The Company recognizes income to the extent of payments received on the related notes receivable until it has received 25 percent or more of the original principal balance, at which point the remaining deferred gain is recognized.

SECURITIES SUBSCRIPTION AGREEMENT

         On January 31, 1995, the Company entered into a securities subscription agreement with a group of investors whereby the Company issued 400,000 shares of common stock in exchange for an unsecured promissory note of $470,000 due September 30, 2000 and bearing interest at eight percent. During 1997 one of the investors paid $58,750, representing his portion of the promissory note. During 1998 two of the investors paid a total of $17,625. During 1999 $293,750 of the note was offset against a payable due an investor and the remaining $99,875 was written off and included in other expenses due to the uncertainty of collection, which the Company does intend to pursue.

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

         Notes receivable related to sales of real estate held for investment are secured by real estate located near Emmett, Idaho. Notes receivable related to the sale of the retail distribution location in Bend, Oregon is secured by inventory and receivables and represents approximately $180,000 of the note receivable balance at September 30, 1999. The accounting loss incurred if all parties failed entirely to perform on their obligation is equal to the balance outstanding on the notes receivable less amounts realizable from the foreclosure and resale of the assets securing the notes receivable.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company has a number of nonderivative financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of the financial instruments at September 30, 1999 approximates the aggregate carrying values recorded on the balance sheet. The estimated fair values have been determined by the Company using available market information and appropriate valuation methodologies. Judgment is required in interpreting market data to develop the estimates of fair value and the estimates are not necessarily indicative of amounts the Company could realize in a current market exchange.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Under current operations, adoption of SFAS No. 133 is not expected to have a material impact on the Company's results of operations or financial position. SFAS No. 133 is effective for the Company's fiscal year ending September 30, 2001.

RECLASSIFICATIONS

         Certain amounts have been reclassified to conform with the 1999 presentation.

NOTE B - INVENTORIES
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
         Inventories are stated at the lower of cost (first-in, first-out and average cost methods) or market.

(Dollars in thousands)                           1999                1998
-------------------------------------------------------------------------------
Raw materials                                 $ 1,271             $ 1,490
Finished goods                                  2,750               2,284
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
    Total                                     $ 4,021             $ 3,774
-------------------------------------------------------------------------------

NOTE C - PROPERTY, PLANT AND EQUIPMENT

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

(Dollars in thousands)                        1999               1998
-------------------------------------------------------------------------------
Land and building                          $   389            $    389
Leasehold improvements                         400                 362
Furniture and equipment                      1,184               1,092
Vehicles and trailers                        1,445               1,220
-------------------------------------------------------------------------------
                                             3,418               3,063
Less accumulated depreciation                1,556               1,119
-------------------------------------------------------------------------------
  Net property, plant and equipment       $  1,862            $  1,944
-------------------------------------------------------------------------------

Depreciation expense was $538,000, $402,000 and $290,000 for 1999, 1998 and
1997, respectively.

NOTE D - LEASES

         The Company leases vehicles, administrative office space, manufacturing facilities, building and warehouse space, and storage yard space. The leases, which expire between January 2000 and June 2003, are classified as operating leases. The leases have been entered into with related parties and unaffiliated entities. There are no significant renewal or purchase options or escalation clauses.

         The future minimum payments by fiscal year under noncancellable operating lease agreements at September 30, 1999 were:

(Dollars in thousands)
-------------------------------------------------------------------------------
2000                                                         $ 320
2001                                                           310
2002                                                           277
2003                                                            82
2004                                                             -
Thereafter                                                       -
-------------------------------------------------------------------------------
  Total                                                      $ 989
-------------------------------------------------------------------------------

   Rental expense and rent paid to related parties were:

(Dollars in thousands)                  1999              1998             1997
--------------------------------------------------------------------------------
Rental expense                          $322              $394             $260
Rent paid to related parties:
 MBFI, Inc.                               98               103               91
 Ulysses Mori                             56                56               14
 T.J.T. Enterprises                       33                34               40
 Sheldon-Homedale Family, L.P.            18                 -                -
--------------------------------------------------------------------------------

         MBFI, Inc. is a corporation owned by the Bradley family. Patricia I. Bradley, an Executive Vice President of the Company, owns approximately 95 percent of MBFI, Inc. Mr. Mori is a Senior Vice President of the Company. T.J.T. Enterprises is a partnership consisting of Terrence Sheldon, President and Chief Executive Officer of the Company, and Jerry L. Radandt, a former officer of the

Company. Mr. Sheldon and Mr. Radandt are equal partners in T.J.T. Enterprises. Sheldon-Homedale Family, L.P. (Homedale) is a partnership owned by the Sheldon family. Terrence Sheldon owns five percent and is a general partner of Homedale.

NOTE E - CREDIT FACILITY

         The Company has a revolving credit facility secured by receivables and inventory with a financial institution maturing in June 2000. The maximum amount available under the line of credit is $2,000,000. The interest rate on the credit line is the Federal Funds rate plus 2.6 percent. The Company has met the various restrictive covenants attached to the revolving credit line.

NOTE F - SHAREHOLDERS' EQUITY

         Authorized stock of the Company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. No shares of preferred stock have been issued. The Company has issued 4,500,644 warrants to purchase the Company's common stock. Each warrant entitles the holder to purchase one share of common stock at $4.00 per share. The warrants are exercisable beginning December 21, 1996 and expire December 21, 2000. The warrants are redeemable by the Company with 30 days written notice at the rate of $.10 per warrant after December 21, 1996 and only if the average stock closing bid price equals or exceeds $7.50 per share for 10 consecutive trading days. The Company does not have the ability to call the warrants as of September 30, 1999 because it has not met the closing bid requirements.

         Effective July 3, 1997 the Company issued 291,176 restricted shares of common stock and paid $412,500 to acquire Leg-it. Effective November 14, 1996 the Company issued 940,000 restricted shares of common stock and paid $500,000 to acquire Bradley.

NOTE G - STOCK OPTIONS

         The Company has a stock option plan which allows officers, directors and key employees of the Company to receive non-qualified and incentive stock options. All authorized, non-qualified stock options were granted on October 1, 1994 and expired on September 30, 1999. Incentive stock options vest at the rate of 20 percent per year and expire ten years from the grant date. The Company also has a stock option plan established in 1997 which allows non-employee directors of the Company to receive non-qualified stock options. The options vest at the rate of 20 percent per year and expire ten years from the grant date. The fair value of each option grant is estimated using the Black-Scholes option pricing model.

                                                     Non-qualified and
                                                     Incentive Option Plan                   Directors Plan
                                          -----------------------------------------------------------------------
                                               1999         1998         1997               1999          1998
                                               ----         ----         ----               ----          ----
Number of option shares
     Beginning of year                      115,000       115,000      100,000             10,000            -
     Granted                                 68,000             -       15,000                  -       10,000
     Became exercisable                      13,600         3,000           -               2,000        2,000
     Expired                               (115,000)            -            -                  -            -
Outstanding at end of year                   68,000       115,000      115,000             10,000       10,000
     Exercisable at end of year              13,600       103,000      100,000              4,000        2,000

Weighted-average exercise prices
     Beginning of year                        $   4.24      $   4.24     $   4.00           $   2.00     $   -
     Granted at fair value                        1.03          -            5.88               -         2.00
     Expired                                      4.24          -           -                   -            -
     Outstanding at end of year                   1.03          4.24         4.24               2.00      2.00
     Exercisable at end of year                   1.03          4.05         4.00               2.00      2.00

Range of exercise prices at September 30, 1999   $1.00-1.05                                  $  2.00
Remaining weighted-average contractual life of
     options outstanding at September 30, 1999   9.33 years                                     8.13 years

     The Company has elected not to adopt the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). Assumptions used to calculate the income statement impact of stock options granted as if the Company had adopted FAS 123 were as follows:

                                                      Non-qualified and
                                                     Incentive Option Plan                   Directors Plan
                                        -------------------------------------------------------------------------
                                               1999         1998            1997          1999             1998
                                               ----         ----            ----          ----             ----
Weighted average:
     Risk-free interest rate              4.77-5.41%                       6.70%                          5.83%
     Expected life                          10 years                     5 years                       10 years
     Expected volatility                      40.94%                      15.84%                         56.86%
     Expected dividends                         None                        None                           None

     Using these assumptions, expenses related to the granting of stock options as calculated under FAS 123 were not material to the Company's results of operations.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

NOTE H - INCOME TAXES

         The Company accounts for income taxes as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires deferred income taxes to be accounted for using the liability method and allows recognition of operating loss and tax credit carryforwards as deferred tax assets.

         The components of income tax expense for the years ended September 30 are as follows:

(Dollars in thousands)                                             1999             1998              1997
-----------------------------------------------------------------------------------------------------------
Current:
        Federal                                                    $(16)            $318              $309
        State                                                        (6)              53                 -

Deferred:
        Federal                                                     (26)              (6)              (13)
        State                                                        (5)              (1)               (3)
-----------------------------------------------------------------------------------------------------------
                Total                                              $(53)            $364              $350
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

         Deferred taxes for the years ended September 30 are as follows:

Book to tax depreciation differences                               $ 81             $107              $100
Vacation liability                                                  (37)             (25)              (17)
Installment sales of land                                           (15)             (22)              (30)
-----------------------------------------------------------------------------------------------------------
                Total                                              $ 29             $ 60              $ 53
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

         The provision for income taxes varied from amounts computed at the federal statutory rate for the years ended September 30 as follows:

Provision at statutory rate                                        $(88)            $276              $281
Amortization of goodwill   33                                        33               20
State income taxes, net of federal benefit                            3              (18)              (18)
Other non-deductible expense                                         24               21                 5
Other                                                               (14)               -                 8
-----------------------------------------------------------------------------------------------------------
                Total                                              $(42)            $312              $296
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------


NOTE I - COMMITMENTS

         The Company has entered into employment agreements with the two Senior Vice Presidents providing for minimum annual base salaries of $150,000 each, one of which was reduced to $104,355 in 1999 as a condition of the contract. The contracts extend through June 24, 2001 and May 31, 2002, respectively. The Company has entered into employment agreements with two employees providing for minimum annual base salaries of $57,200 extending through December 31, 1999 and December 31, 2000, respectively.

NOTE J - RELATED PARTY TRANSACTIONS

         The Company has extended loans to various related parties. The notes are secured by common stock of the Company or other property. The notes mature through 2009 and have interest rates ranging from 9.75 percent to 16.77 percent. The totals of the notes and accrued interest receivable from the related parties were $245,841 and $57,872 at September 30, 1999 and 1998, respectively. Long-term portions of these notes are included in notes receivable and current portions of these notes are included as current assets in notes receivable.

         The Company sold a retail distribution location in Bend, Oregon on January 11, 1999 to a related party for a note bearing interest at prime plus 2 percent. The sale included fixed assets and inventory of $194,795 with the note being secured by inventory and receivables. For fiscal year 1999, the Bend location had sales of $206,000 and an operating loss of $7,000.

         The Company sold 400,000 shares of its common stock to a private investor group in exchange for a note receivable of $470,000 in January 1995. Three members of the group qualify as related parties. Robert M. Rubin holds greater than five percent of the outstanding stock, Stephen A. Weiss was a director of the Company until he resigned on June 15, 1997, and Arthur J. Berry is a director of the Company. Mr. Berry paid $58,750, plus interest, representing his portion of the note on March 20, 1997. Mr. Weiss' $70,500 portion of the note receivable was written off during 1999 due to the uncertainty of collection. Mr. Rubin's $293,750 portion of the note receivable was offset in fiscal 1999 against a payable due Mr. Rubin. The proportionate outstanding principal and accrued interest for these three individuals at September 30, 1999 and 1998 was $0 and $415,752, respectively.

         Effective October 1, 1996, the Company retained the services Robert M. Rubin, an individual who owns in excess of five percent of the outstanding common shares, to perform consulting services in the areas of raising capital, analyzing acquisitions, and developing long-term strategy. The Company agreed to pay a total of $348,200 to Mr. Rubin and has offset this payable against the note receivable and accrued interest due from Mr. Rubin during 1999. The amount is included in other assets and is being amortized over 60 months.

         The Company entered into an agreement with J.R. Strunk, brother of Douglas Strunk, a Director of the Company, to serve as independent buyer for the Company. J.R. Strunk purchased $319,845, $910,436, and $1,269,105 of used axles and tires for the Company in 1999, 1998 and 1997, respectively.

         The Company purchased property held for investment from a related party for $118,987 during 1998.

         The Company purchases piers and other materials used to set-up manufactured homes from SAC Industries, Inc. (SAC). SAC was owned by four individuals with each individual owning 25 percent. Patricia I. Bradley and Ulysses B. Mori, Directors and executive officers of the Company, were two of the individuals. During fiscal 1999 Mr. Mori transferred his interest in SAC to Mrs. Bradley. At September 30, 1999 Mrs. Bradley owned 75 percent of SAC. The Company purchased $781,305, $565,452 and $310,215 of materials from SAC in 1999, 1998 and 1997, respectively.

NOTE K - EMPLOYEE BENEFITS

         The Company has a 401(k) plan through which the employer matches 50 percent of employees' contributions up to 6 percent of wages. Employees are eligible for participation in the 401(k) plan after completing one year of service. Employer contributions to the plan were $72,647, $63,278 and $49,016 in 1999, 1998 and 1997, respectively.

NOTE L - ACQUISITIONS

         On November 14, 1996, the Company issued 940,000 restricted shares of common stock and paid $500,000 to acquire Bradley Enterprises, Inc. ("herein Bradley"), an axle and tire recycler formerly headquartered in Centralia, Washington. The Company acquired cash of $33,000, accounts receivable of $657,000, inventory of $1,003,000, fixed assets of $572,000, and other assets of $86,000. The Company assumed $562,000 of accounts payable and accrued expenses and $908,000 of interest-bearing debt. Based upon the purchase price of $1,882,000, goodwill of $1,001,000 was recorded.

         On July 3, 1997, the Company issued 291,176 restricted shares of common stock and paid $412,500 to acquire Leg-it Tire Company, Inc. ("herein Leg-it"), an axle and tire recycler formerly headquartered in Woodland, California. The Company acquired cash of $41,000, accounts receivable of $205,000, inventory of $328,000, fixed assets of $255,000, and other assets of $11,000. The Company assumed $193,000 of accounts payable and accrued expenses and $308,000 of interest-bearing debt. Based upon the purchase price of $795,000, goodwill of $456,000 was recorded.

         On June 1, 1998, the Company acquired specified assets and assumed specified liabilities of Kenneth Lee d/b/a Ken's Mobile Tire and Hanger Enterprises ("herein Hanger") located in Eugene, Oregon. The Company hired the former owner of Hanger to manage the operations. The primary operation is manufacturing hanger parts used by manufactured housing producers to attach axles and tires to the homes. The Company paid the former owner $320,000 and assumed $58,000 of debt to complete the transaction.

         On January 1, 1999 the Company purchased Terry Ford d/b/a Ford's Tires and Axles ("herein Ford"), located in Phoenix, Arizona for $275,000. The Company acquired cash of $24,000, accounts receivable of $84,000, inventory of $317,000, and equipment of $102,000. The Company assumed liabilities of $710,000. Based on the purchase price of $275,000, goodwill of $458,000 was recorded.

NOTE M - BUSINESS SEGMENTS

         The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. The Company adopted SFAS 131 in the fourth quarter of fiscal 1999. Its adoption did not have any effect on the Company's financial statements, since required changes were limited to the form and content of the disclosures required.

         The Company operates in three business segments: Axles and Tire Reconditioning, Housing Accessories, and Investment Real Property. These segments have been determined by evaluating the Company's internal reporting structure and nature of products offered.

         Axles and Tire Reconditioning: The Company provides reconditioned axles and tires to manufactured housing factories.

         Housing Accessories: The Company provides skirting, siding, and other aftermarket accessories to manufactured housing dealers and contractors.

         Investment Real Property: The Company invests in and, on a limited basis, develops real estate for sale. Prior to fiscal 1999, investment real property was a passive non-operating segment with no employees and little activity rather than an operating segment.

(Dollars in thousands)
-----------------------------------------------------------------------------------------------------------

                                                                                 Investment
                                      Axle & Tire              Housing           Real
                                      Reconditioning           Accessories       Property         Total
                                      --------------           -----------       --------         -----
1999
Operating revenue                        $ 26,166               $ 8,441          $    35        $ 34,642
Operating income (loss)                        56                  (192)             (37)           (173)
Depreciation                                  625                   163                4             792

1998
Operating revenue                        $ 25,816               $ 8,257                -        $ 34,073
Operating income (loss)                       781                   (56)               -             725
Depreciation                                  492                    99                -             591

1997
Operating revenue                        $ 18,610               $ 6,831                -        $ 25,441
Operating income (loss)                     1,206                  (571)               -             635
Depreciation                                  301                    87                -             388
-----------------------------------------------------------------------------------------------------------

         The Company does not assign interest income, interest expense, other expenses or income taxes to operating segments. Identifiable assets and related capital expenditures are assigned to operating locations rather than operating segments, with depreciation allocated to the segments based upon usage.

NOTE N - SUBSEQUENT EVENTS

         On October 1, 1999 the Company completed the purchase of 313 acres of investment property outside of Emmett, Idaho for $450,000. The land, previously operated as an orchard, includes a house, cold storage, and other buildings.

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
T.J.T., Inc.
Emmett, Idaho

         We have audited the accompanying balance sheets of T.J.T., Inc., as of September 30, 1999 and 1998, and the related statements of income, cash flows, and changes in shareholders' equity for the years ended September 30, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of T.J.T., Inc., as of September 30, 1999 and 1998, and the results of its operations and its cash flows for the years ended September 30, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.


/s/ Balukoff, Lindstrom & Co., P.A.

Boise, Idaho
November 15, 1999


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Directors of the Company who are not executive officers are included in the Company's definitive proxy statement under Proposal 1 which is incorporated herein by reference.

         The schedule below shows the names and certain information regarding all of the executive officers of TJT as of September 30, 1999. Each executive officer has a one-year term of office.

Name                           Age        Position
--------------------------     ---        -------------------------------------------
Terrence J. Sheldon            57         President, Chief Executive Officer, Chief Operating
                                            Officer and Chairman of the Board of Directors

Patricia I. Bradley            55         Executive Vice President and Member  of
  the Board of Directors

Ulysses B. Mori                47         Senior Vice President and Member of
                                            the Board of Directors

Rickie K. Treadwell            50         Senior Vice President and Member of
                                            the Board of Directors

Larry B. Prescott              51         Senior Vice President, Chief Financial Officer
                                            and Treasurer, and Member of the Board of Directors

Susan J. Reimers               42         Secretary

Michael J. Gilberg             30         Vice President and Controller


         TERRENCE J. SHELDON - Mr. Sheldon is the founder and principal stockholder of TJT and has served as President since October 1986 and Chief Executive Officer since 1994 and Chief Operating Officer from 1998 to December 1999.

         PATRICIA I. BRADLEY - Ms. Bradley has served as Senior Vice President from 1996 through 1998 and Executive Vice President from 1998 through her retirement in December 1999. From 1989 to 1996 she served as Chief Executive Officer for Bradley Enterprises, Inc., and has experience in all areas of the Company's operations.

         ULYSSES B. MORI - Mr. Mori has served as Senior Vice President since 1997. From 1980 to 1997 he served as President and Chief Executive Officer of Leg-it Tire Co., and has experience in all areas of the Company's operations.

         RICKIE K. TREADWELL - Mr. Treadwell has served as Senior Vice President since 1998 and as Assistant Manager, O.E.M. sales since August 1999. From 1978 to 1998, Mr. Treadwell served as the President of West States Recycling.

         LARRY B. PRESCOTT - Mr. Prescott has served as Senior Vice President, Chief Financial Officer and Treasurer since January 1999. Previously, he served as Vice President and Portfolio

Manager at U.S. Bancorp in Portland. Mr. Prescott received a B.A. in Business from Boise State University.

         SUSAN J. REIMERS - Ms. Reimers has served as Secretary of the Company since February 1999. She has served as Administrator of the Company's Welfare Benefit Plan, 401(k) Plan, and Human Resources since October 1997. From 1991 to 1997 she served as Assistant Secretary of U.S. Bancorp (formerly West One Bancorp) in Boise, Idaho.

         MICHAEL J. GILBERG - Mr. Gilberg is a CPA and has served as Vice President and Controller since January 1999 and as Assistant Controller since 1997. Previously, he served with Deloitte & Touche in Boise, Idaho.

ITEM 11.  EXECUTIVE COMPENSATION

         All cash compensation paid by TJT, as well as certain other compensation paid or accrued, during the last three fiscal years to the persons serving as Chief Executive Officer and the executive officers earning over $100,000 is shown below.

Summary Compensation Table

-------------------------------------------------------------------------------------------------------
                                    Annual Compensation(1)                       Long Term Compensation
-------------------------------------------------------------------------------------------------------
                                                              Other Annual              Stock Options
Name and Principal Position         Year    Salary            Compensation(2)           Granted
---------------------------         ----    ------            ---------------           -------
Terrence J. Sheldon                 1999    $172,019                $16,088                      -
President, Chief Executive          1998    $225,000                $47,036                      -
  Officer, and Director             1997    $225,000                $14,272                      -

Patricia I. Bradley                 1999    $169,553                 $3,452                      -
Executive Vice President,           1998    $209,477                 $2,900                      -
  and Director                      1997    $179,426                      -                      -

Ulysses B. Mori(3)                  1999    $142,708                 $3,115
Senior Vice President,              1998    $162,162                 $2,596                      -
Manager of New Business             1997    $ 34,038                      -                      -
  Development and O.E.M. Sales,
  and Director

Rickie K. Treadwell(4)              1999    $150,000                 $1,212
Senior Vice President               1998    $46,154                       -                      -
  and Assistant Manager of          1997    N/A                         N/A                      N/A
  O.E.M. Sales, and Director

-------------------------------
(1) Excludes personal benefits and other forms of non-cash compensation that did not in the aggregate exceed 10 percent of the aggregate amount of cash compensation shown for the subject individuals.
(2) Includes participating contributions to the Company 401(k) Plan.
(3) Mr. Mori is currently under contract until June 24, 2001. The contract provides for minimum annual base salary of $150,000 which was reduced to $104,355 in 1999 as a condition of the contract.
(4) Mr. Treadwell is currently under contract until May 31, 2002. The contract provides for minimum annual base salary of $150,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Item 12 is included in the Company's definitive proxy statement under the caption "Security Ownership of Certain Beneficial Owners and Management" which is incorporated herein by reference.

         For purposes of calculating the aggregate market value of the voting stock held by non-affiliates as set forth on the cover page of this Form 10-K, the Company has assumed that affiliates are those persons identified in the portion of the definitive proxy statement identified above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Item 13 is included in Note J and D to the financial statements.

ITEM 14.  EXHIBITS, STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

         1.       Financial statements and report of Balukoff, Lindstrom &
                  Co., P.A.

                           Independent Auditors' Report Balance Sheets - September 30, 1999 and 1998 Statements of Income - September 30, 1999, 1998 and 1997 Statements of Cash Flows - September 30, 1999, 1998 and 1997 Statements of Changes in Shareholders' Equity - October 1, 1996,
                                    September 30, 1997, 1998 and 1999

         2.       Financial statement schedules

                           Other schedules are omitted because they are not required or because the information is included in the financial statements of notes thereto

         3.       Exhibits

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

                  9.1      Voting Trust Agreement - Not Applicable

                  10.1 Form of Employment Agreement with Terrence J. Sheldon, President and Chief Executive Officer of the Company; incorporated by reference to Exhibit 10.1 to the Registrant's Form SB-2 Registration Statement dated October 20, 1995, as amended December 6, 1995 (Commission File No. 33-98404). Agreement expired September 30, 1998.

                  10.2 Form of Employment Agreement with Andy C. Doll, Chief Financial Officer; incorporated by reference to Exhibit 10.2 to the Registrant's Form SB-2 Registration Statement dated October 20, 1995, as amended December 6, 1995 (Commission File No. 33-98404). Mr. Doll retired March 31, 1997.

                  10.3 Consulting Agreement with Stephen A. Weiss, Director; incorporated by reference to Exhibit 10.3 to the Registrant's Form SB-2 Registration Statement dated October 20, 1995, as amended December 6, 1995 (Commission File No. 33-98404). Agreement terminated November 27, 1996.

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

                  21.1     Subsidiaries of the Registrant - Not Applicable

                  23.1*    Consent of Independent Public Accountants

                  24.1     Power of Attorney - Not Applicable

                  27.1     Financial Data Schedule - Not Applicable

         -----------------------------------------------------------------------

         *        Filed herewith

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     T.J.T., INC.
                                                     REGISTRANT

Date:    December 29, 1999          By: /s/ Terrence J. Sheldon
                                       ----------------------------------------
                                            Terrence J. Sheldon, President and
                                            Chief Executive Officer

Date:    December 29, 1999          By: /s/ Larry B. Prescott
                                       ----------------------------------------
                                            Larry B. Prescott, Senior Vice
                                            President, Treasurer and Chief
                                            Financial Officer

Date:    December 29, 1999          By: /s/ Michael J. Gilberg
                                       ----------------------------------------
                                            Michael J. Gilberg, Vice President
                                            and Controller


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:    December 29, 1999          By: /s/ Terrence J. Sheldon
                                       ----------------------------------------
                                            Terrence J. Sheldon, President,
                                            Chief Executive Officer, and
                                            Chairman of the Board of Directors

Date:    December 29, 1999          By: /s/ Patricia I. Bradley
                                       ----------------------------------------
                                            Patricia I. Bradley, Director

Date:    December 29, 1999          By: /s/ Ulysses B. Mori
                                       ----------------------------------------
                                            Ulysses B. Mori, Senior Vice
                                            President and Director

Date:    December 29, 1999          By: /s/ Rickie K. Treadwell
                                       ----------------------------------------
                                            Rickie K. Treadwell, Senior Vice
                                            President and Director

Date:    December 29, 1999          By: /s/ Larry B. Prescott
                                       ----------------------------------------
                                            Larry B. Prescott, Senior Vice
                                            President, Treasurer, Chief
                                            Financial Officer and Director

Date:    December 29, 1999          By: /s/ B. Kelly Bradley
                                       ----------------------------------------
                                            B. Kelly Bradley, Corporate
                                            Purchasing and Inventory Control
                                            Manager and Director

Date:    December 29, 1999          By: /s/ Darren M. Bradley
                                       ----------------------------------------
                                            Darren M. Bradley, Centralia,
                                            Washington Manager and Director

Date:    December 29, 1999          By: /s/ John W. Eames, III
                                       ----------------------------------------
                                            John W. Eames, III, Regulation
                                            Compliance Officer and Director

Date:    December 29, 1999          By: /s/ Douglas A. Strunk
                                       ----------------------------------------
                                            Douglas A. Strunk, Sales Manager -
                                            Idaho Facility and Director

Date:    December 29, 1999          By: /s/ Robert M. Harrison
                                       ----------------------------------------
                                            Robert M. Harrison, Chief Operating
                                            Officer and Director

Date:    December 29, 1999          By: /s/ Scott M. Hayes
                                       ----------------------------------------
                                            Scott M. Hayes, Director

Date:    December 29, 1999          By: /s/ Arthur J. Berry
                                       ----------------------------------------
                                            Arthur J. Berry, Director

Date:    December 29, 1999          By: /s/ Joe Light
                                       ----------------------------------------
                                            Joe Light, Director