Form 10-Q
period 1999-12-31
TJT INC
filed 2000-02-14
CIK 1002577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                              For the Quarter Ended

                                DECEMBER 31, 1999

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

At December 31, 1999, the registrant had 4,854,739 shares of common stock outstanding.

--------------------------------------------------------------------------------

                                  T.J.T., INC.
                                    FORM 10-Q
                                DECEMBER 31, 1999

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


                                                                                      PAGE
Item 1.  Financial Statements (Unaudited)

                           Balance Sheets at December 31, 1999 and
                           September 30, 1999                                          3

                           Statements of Income for the Three Months
                           Ended December 31, 1999 and 1998                            4

                           Statements of Cash Flows for the Three Months
                           Ended December 31, 1999 and 1998                            5

                           Notes to Financial Statements                               6

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                              7

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                             8

Item 2.  Changes in Securities and Use of Proceeds                                     9

Item 3.  Defaults Upon Senior Securities                                               9

Item 4.  Submission of Matter to a Vote of Security Holder                             9

Item 5.  Other Information                                                             9

Item 6.  Exhibits and Reports on Form 8-K                                              9

Signatures                                                                             9


                                  T.J.T., INC.
                           BALANCE SHEETS (unaudited)
                             (Dollars in thousands)


                                                                            Dec. 31        Sept. 30
                                                                             1999            1999
                                                                          ------------    ------------
Current assets:
     Cash and cash equivalents                                               $    132        $    129
     Accounts receivable and notes receivable
       (net of allowance for doubtful accounts of $30 and $35)                  1,318           1,925
     Income taxes receivable                                                      268             100
     Inventories                                                                4,686           4,021
     Prepaid expenses and other current assets                                     68              90
                                                                          ------------    ------------
        Total current assets                                                    6,472           6,265

Property, plant and equipment, net of
     accumulated depreciation                                                   1,766           1,862

Notes receivable                                                                  576             572
Real estate held for investment                                                   901             600
Deferred charges and other assets                                                 247             268
Goodwill                                                                        1,736           1,771
                                                                          ------------    ------------
     Total assets                                                            $ 11,698        $ 11,338
                                                                          ============    ============

Current liabilities:
     Line of credit                                                          $  2,188        $  1,159
     Accounts payable                                                             506             657
     Accrued liabilities                                                          361             495
                                                                          ------------    ------------
        Total current liabilities                                               3,055           2,311

Deferred credits and other noncurrent obligations                                 158             160
Deferred income taxes                                                              29              29
                                                                          ------------    ------------
     Total liabilities                                                          3,242           2,500
                                                                          ------------    ------------

Shareholders' equity:
     Common stock, $.001 par value; 10,000,000
        shares authorized;  4,854,739 shares issued
        and outstanding                                                             5               5
     Common stock warrants                                                        113             113
     Capital surplus                                                            6,068           6,068
     Retained earnings                                                          2,663           2,974
     Treasury stock (351,200 and 279,800 shares at cost)                         (393)           (322)
                                                                          ------------    ------------
        Total shareholders' equity                                              8,456           8,838
                                                                          ------------    ------------
            Total liabilities and shareholders' equity                       $ 11,698        $ 11,338
                                                                          ============    ============


See accompanying notes to financial statements.

                                  T.J.T., INC.
                        STATEMENTS OF INCOME (unaudited)
                 (Dollars in thousands except per share amounts)


For the three months ended December 31,                                       1999              1998
                                                                          -------------    ---------------
Sales (net of returns and allowances):
     Axles and tires                                                           $ 4,387            $ 6,198
     Accessories and siding                                                      1,922              2,101
     Investment property income                                                    146                  -
                                                                          -------------    ---------------
        Total sales                                                              6,455              8,299

Cost of goods sold                                                               5,305              6,844
                                                                          -------------    ---------------

     Gross profit                                                                1,150              1,455

Selling, general and administrative expenses                                     1,615              1,361
                                                                          -------------    ---------------

     Operating income (loss)                                                      (465)                94

Interest income                                                                     20                 15
Interest expense                                                                   (34)                (4)
Income on investment property (non operating)                                        -                  4
                                                                          -------------    ---------------
     Income before taxes (loss)                                                   (479)               109

Income taxes (benefit)                                                            (168)                60
                                                                          -------------    ---------------

     Net income (loss)                                                         $  (311)           $    49
                                                                          =============    ===============

Net income (loss) per common share                                             $  (.07)           $   .01
Weighted average shares outstanding                                          4,551,655          4,843,832
                                                                          =============    ===============


See accompanying notes to financial statements.

                                  T.J.T., INC.
                      STATEMENTS OF CASH FLOWS (unaudited)
                             (Dollars in thousands)

For the three months ended December 31,                                      1999             1998
                                                                         -------------    -------------
Cash flows from operating activities:
     Net income (loss)                                                         $ (311)           $  49
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                             208              168
        (Gain) loss on sale of assets                                              (1)               -
        Change in receivables                                                     607              301
        Change in inventory                                                      (665)            (206)
        Change in prepaid expenses and other current assets                        22             (139)
        Change in accounts payable                                               (151)            (334)
        Change in other assets and liabilities                                   (305)              53
                                                                         -------------    -------------
            Net cash used by operating activities                                (596)            (108)
                                                                         -------------    -------------

Cash flows from investing activities:
     Additions to property, plant and equipment                                   (53)            (157)
     Issuance of notes receivable                                                   -               (2)
     Payments on notes receivable                                                  37                6
     Land purchased for investment                                               (431)            (180)
     Sale of land                                                                  88                -
                                                                         -------------    -------------
        Net cash used by investing activities                                    (359)            (333)
                                                                         -------------    -------------

Cash flows from financing activities:
     Net borrowing on line of credit                                            1,029              237
     Treasury stock transactions                                                  (71)               -
                                                                         -------------    -------------
        Net cash provided by financing activities                                 958              237
                                                                         -------------    -------------

Net increase (decrease) in cash and cash equivalents                                3             (204)
Cash and cash equivalents at October 1                                            129              204
                                                                         -------------    -------------

Cash and cash equivalents at December 31                                       $  132            $   -
                                                                         =============    =============

Supplemental information:
     Interest paid                                                             $   34            $   4
     Income taxes paid                                                              -                -
Noncash transactions:
     Acquisition of plant property and equipment by capital lease              $    -            $  22
     Re-acquisition of investment property by cancellation of
     notes receivable                                                               -               38
     Sale of land by issuance of notes receivable                                  41                -

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

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out and average cost methods) or market.

(Dollars in thousands)                            Dec. 31,   Sept. 30,
                                                    1999       1999
                                                  --------   ---------
Raw materials                                      $1,007     $1,271
Finished goods                                      3,679      2,750
                                                   ------     ------
         Total                                     $4,686     $4,021
                                                   ======     ======

NOTE C - PROPERTY, PLANT AND EQUIPMENT

                                                  Dec. 31,   Sept. 30,
(Dollars in thousands)                              1999       1999
                                                  --------   ---------
Land and building                                  $  386     $  389
Leasehold improvements                                380        400
Furniture and equipment                             1,202      1,184
Vehicles and trailers                               1,450      1,445
                                                   ------     ------
                                                    3,418      3,418
Less accumulated depreciation                       1,652      1,556
                                                   ------     ------
         Net property, plant and equipment         $1,766     $1,862
                                                   ======     ======

 NOTE D - SHAREHOLDERS' EQUITY

Authorized stock of the company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. No shares of preferred stock have been issued. The company also has 4,500,644 outstanding warrants to purchase common stock. Each warrant entitles the holder to purchase one share of common stock at $4.00 per share. The warrants are exercisable beginning December 21, 1996 and expire December 21, 2000. The warrants are redeemable by the company with 30 days written notice at the rate of $.10 per warrant after December 21, 1996 and only if the average stock closing bid price equals or exceeds $7.50 per share for 10 consecutive trading days. The company does not have the ability to the call the warrants as of December 31, 1999 because it has not met the closing bid requirements.

The company has a stock option plan which allows officers, directors and key employees of the company to receive non-qualified and incentive stock options. The company also awarded 68,000 incentive stock options to directors and officers in 1999. These options will become 100% vested over a period of five years at a weighted average strike price of $1.028. There were 32,000 stock options available for grant at December 31, 1999 and 85,000 in 1998.

As of December 31, 1999, the company had purchased 340,293 shares pursuant to a 740,000 share buy back program authorized by the Board of Directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All period references are to the three month period ended December 31, 1999 and 1998, unless otherwise indicated. Quarterly financial results may not be indicative of the financial results for any future period. The following discussion may contain forward-looking statements within the meaning of the federal securities laws which involve risks and uncertainties. When used in this discussion, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the company or its management are intended to identify such forward-looking statements. The company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; the existence or absence of adverse publicity; availability, locations and terms of sites for facility development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; and construction costs.

The following table sets forth the operating data of the company as a percentage of net sales for the periods listed below:

                                                 Three Months Ended
                                             --------------------------
                                             December 31,  December 31,
                                                 1999          1998
                                             ------------  ------------
Axle and tire reconditioning                    68.0%          74.7%
Manufactured housing accessories and siding     29.8           25.3
Investment property income                       2.2            0.0
Gross margin                                    17.8           17.5
Selling expense                                 17.3           10.5
Administrative expense                           7.7            5.9
Interest expense                                 0.5            0.0
Interest income                                  0.3            0.2
Other income (expense)                           0.0            0.0

Sales were $6.4 million for the three months ended December 31, 1999 compared to $8.3 million in the same quarter a year ago. Gross profit was $1.1 million compared to $1.5 million for the same quarter in 1998. Gross margin for the quarter was 17.8 percent compared to 17.5 percent for the same period a year ago. The margin, excluding real estate sales, declined to 15.9 percent as compared to 17.5 percent in the same 1998 period.

Sales were negatively impacted by reduced start rates of manufactured housing. Start rates are expected to remain low in the near term until excess inventories of homes on retail lots have been sold.

Selling and general administrative expenses for the quarter ended December 31, 1999 increased $254,000 over the same quarter in 1998. Approximately $150,000 of the increase was attributed to the purchase of Ford's Tires & Axles in January 1999 and $71,000 was related to system conversion and Y2K preparation. Payroll costs were reduced by approximately 10 percent during the quarter ending December 31, 1999 as compared to the preceding quarter ending September 30, 1999.

The company's California and Arizona locations continued to experience competitive pressures which negatively impacted margin. Of the $479,000 pre-tax loss, California and Arizona accounted for approximately $125,000 and $205,000 of that loss, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the company's principal sources of liquidity have been retained earnings from operations as well as borrowings under a revolving line of credit with a bank. The company has a $3,000,000 maximum bank line of credit secured by designated percentages of eligible accounts receivable and inventories. The company secured an increase of $1,000,000 during the quarter ending December 31, 1999. The credit line bears interest at the Federal Funds rate plus 2.60 percent.

Authorized stock of the company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. No shares of preferred stock have been issued. The company also has 4,500,644 outstanding warrants to purchase common stock. Each warrant entitles the holder to purchase one share of common stock at $4.00 per share. The warrants were exercisable beginning December 21, 1996 and expire December 21, 2000. The warrants are redeemable by the company with 30 days written notice at the rate of $.10 per warrant after December 21, 1996 and only if the average stock closing bid price equals or exceeds $7.50 per share for 10 consecutive trading days. The company does not have the ability to the call the warrants as of December 31, 1999 because it has not met the closing bid requirements.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Nothing to report

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Nothing to report

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  No exhibits required to be filed.

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    T.J.T., INC.
                                    Registrant

Date:    February 14, 2000          By: /s/ Larry B. Prescott
                                    --------------------------------------------
                                    Larry B. Prescott, Senior Vice President and
                                    Chief Financial Officer