Form 10-Q
period 2000-03-31
TJT INC
filed 2000-05-10
CIK 1002577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                              For the Quarter Ended

                                 MARCH 31, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements the past 90 days.   Yes / X /    No /   /

--------------------------------------------------------------------------------

At March 31, 2000, the registrant had 4,854,739 shares of common stock outstanding.

--------------------------------------------------------------------------------

                                  T.J.T., INC.
                                    FORM 10-Q
                                 MARCH 31, 2000

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


                                                                                               PAGE

Item 1.    Financial Statements (Unaudited)

                 Balance Sheets at March 31, 2000 and
                 September 30, 1999                                                              3

                 Statements of Income for the Three Months and Six Months
                 Ended March 31, 2000 and 1999                                                   4

                 Statements of Cash Flows for the Six Months
                 Ended March 31, 2000 and 1999                                                   5

                 Notes to Financial Statements                                                   6

Item 2.    Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                                        8


                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                                     9

Item 2.    Changes in Securities                                                                 9

Item 3.    Defaults Upon Senior Securities                                                      10

Item 4.    Submission of Matters to a Vote of Security Holders                                  10

Item 5.    Other Information                                                                    10

Item 6.    Exhibits and Reports on Form 8-K                                                     10

Signatures                                                                                      10


                                  T.J.T., INC.
                                 BALANCE SHEETS
                             (Dollars in thousands)


                                                                           March 31,       Sept. 30,
                                                                             2000            1999
                                                                          ----------      -----------

Current assets:
     Cash and cash equivalents                                            $     59           $ 129
     Accounts receivable and notes receivable
        (net of allowances for doubtful accounts of $27 and $35)             1,566           1,925
     Inventories                                                             4,250           4,021
     Income taxes receivable                                                   428             100
     Prepaid expenses and other current assets                                  90              90
                                                                          ---------       ---------
        Total current assets                                                 6,393           6,265

Property, plant and equipment, net of
     accumulated depreciation                                                1,630           1,862

Notes receivable                                                               572             572
Real estate held for investment                                                698             600
Deferred charges and other assets                                              222             268
Goodwill                                                                     1,702           1,771
                                                                          ---------       ---------
     Total assets                                                         $ 11,217        $ 11,338
                                                                          =========       =========

Current liabilities:
     Line of credit                                                        $ 2,024         $ 1,159
     Accounts payable                                                          542             657
     Accrued liabilities                                                       462             495
                                                                          ---------       ---------
        Total current liabilities                                            3,028           2,311

Deferred credits and other noncurrent obligations                              161             160
Deferred income taxes                                                           29              29
                                                                          ---------       ---------
     Total liabilities                                                       3,218           2,500
                                                                          ---------       ---------

Shareholders' equity:
     Common stock, $.001 par value; 10,000,000
        shares authorized;  4,854,739 shares issued
        and outstanding                                                          5               5
     Common stock warrants                                                     113             113
     Capital surplus                                                         6,068           6,068
     Retained earnings                                                       2,206           2,974
     Treasury stock (349,800 and 279,800 shares at cost)                      (393)           (322)
                                                                          ---------       ---------
        Total shareholders' equity                                           7,999           8,838
                                                                          ---------       ---------
            Total liabilities and shareholders' equity                    $ 11,217        $ 11,338
                                                                          =========       =========



See accompanying notes to financial statements.

                                  T.J.T., INC.
                              STATEMENTS OF INCOME
                (Dollars in thousands except per share amounts)


                                                          Three Months Ended                  Six Months Ended
                                                              March 31,                           March 31,
                                                    -----------------------------      ------------------------------
                                                       2000             1999               2000             1999
                                                    ------------    -------------      -------------    -------------

Sales (net of returns and allowances):
     Axles and tires                                    $ 3,988          $ 6,894            $ 8,375         $ 13,092
     Accessories and siding                               1,646            1,738              3,568            3,839
     Investment property                                    188                4                334                8
                                                    ------------    -------------      -------------    -------------
        Total sales                                       5,822            8,636             12,277           16,939

Cost of goods sold                                        4,969            7,186             10,274           14,030
                                                    ------------    -------------      -------------    -------------

     Gross profit                                           853            1,450              2,003            2,909

Selling, general and administrative expenses              1,552            1,612              3,167            2,973
                                                    ------------    -------------      -------------    -------------
     Operating loss                                        (699)            (162)            (1,164)             (64)

Interest income                                               7               15                 27               30
Interest expense                                            (40)             (18)               (74)             (22)
Other income (expense)                                       25               (2)                25               (2)
                                                    ------------    -------------      -------------    -------------

     Loss before taxes                                     (707)            (167)            (1,186)             (58)

Income taxes (benefit)                                     (250)             (46)              (418)              14
                                                    ------------    -------------      -------------    -------------

     Net loss                                            $ (457)          $ (121)            $ (768)           $ (72)
                                                    ============    =============      =============    =============

Net loss per common share                                $ (.10)          $ (.03)            $ (.17)          $ (.01)
Weighted average shares outstanding                   4,504,939        4,836,943          4,528,396        4,840,425
                                                    ============    =============      =============    =============




See accompanying notes to financial statements.

                                  T.J.T., INC.
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                For the six months ended
                                                                                       March 31,
                                                                            ------------------------------
                                                                                 2000             1999
                                                                            -------------    -------------

Cash flows from operating activities:
     Net income (loss)                                                         $ (768)           $ (72)
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                             415              354
        (Gain) Loss on sale of assets                                              (3)               2
        Change in receivables                                                     364             (129)
        Change in inventories                                                    (229)             (24)
        Change in prepaid expenses and other current assets                         -              (91)
        Change in accounts payable                                               (115)            (475)
        Change in other assets and liabilities                                   (358)             (81)
                                                                         -------------    -------------
            Net cash provided (used) by operating activities                     (694)            (516)
                                                                         -------------    -------------

Cash flows from investing activities:
     Additions to property, plant and equipment                                   (68)            (219)
     Proceeds from sale of assets                                                   3                -
     Issuance of notes receivable                                                 (41)              (6)
     Payments on notes receivable                                                  36               17
     Land purchased for investment                                               (434)            (262)
     Sale of land purchased for investment                                        334                -
     Direct aquisition costs                                                        -               (4)
     Cash paid for Ford acquisition                                                 -             (231)
                                                                         -------------    -------------
        Net cash used by investing activities                                    (170)            (705)
                                                                         -------------    -------------

Cash flows from financing activities:
     Proceeds from debt                                                           865            1,111
     Treasury stock transactions                                                  (71)             (20)
                                                                         -------------    -------------
        Net cash  provided by financing activities                                794            1,091
                                                                         -------------    -------------

Net decrease in cash and cash equivalents                                         (70)            (130)
Beginning cash and cash equivalents                                               129              204
                                                                         -------------    -------------

Ending cash and cash equivalents                                                 $ 59             $ 74
                                                                         =============    =============

Supplemental information:
     Interest paid                                                               $ 74             $ 22
     Income taxes paid                                                              1               49
Noncash transactions:
     Acquisition of plant property and equipment by capital lease                 $ -             $ 22
     Re-acquisition of investment property by cancellation
     of notes receivable                                                            -               38
     Sale of Bend, Oregon facility by note receivable                               -              196



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

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out and average cost methods) or market.


(Dollars in thousands)                       Mar. 31,        Sept. 30,
                                               2000            1999
                                          -----------       -----------
Raw materials                              $  1,135          $   1,271
Finished goods                                3,115              2,750
                                          -----------       -----------
         Total                             $  4,250           $  4,021
                                          ===========       ===========



NOTE C - PROPERTY, PLANT AND EQUIPMENT


                                                                               Mar. 31,                Sept. 30,
(Dollars in thousands)                                                           2000                    1999
                                                                             ----------               -----------

Land and building                                                             $    386                  $  389
Leasehold improvements                                                             380                     400
Furniture and equipment                                                          1,219                   1,184
Vehicles and trailers                                                            1,414                   1,445
                                                                             ----------               ---------
                                                                                 3,399                   3,418
Less accumulated depreciation                                                    1,769                   1,556
                                                                             ----------               ---------
         Net property, plant and equipment                                    $  1,630                 $ 1,862
                                                                             ==========               =========



NOTE D - SHAREHOLDERS' EQUITY

Authorized stock of the company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. No shares of preferred stock have been issued. The company also has 4,500,644 outstanding warrants to purchase common stock. Each warrant entitles the holder to purchase one share of common stock at $4.00 per share. The warrants are exercisable beginning December 21, 1996 and expire December 21, 2000. The warrants are redeemable by the company with 30 days written notice at the rate of $.10 per warrant after December 21, 1996 and only if the average stock closing bid price equals or exceeds $7.50 per share for 10 consecutive trading days. The company does not have the ability to the call the warrants as of March 31, 2000 because it has not met the closing bid requirements.

The company has a stock option plan which allows officers, directors and key employees of the company to receive non-qualified and incentive stock options. The company has awarded 270,000 incentive stock options to directors and officers during the quarter ended March 31, 2000. These options will become 100% vested over a period of five years from grant date at a weighted average strike price of $0.75. There were 254,000 stock options available for grant at March 31, 2000.

As of March 31, 2000, the company had purchased 338,893 shares pursuant to a 740,000 share buy back program authorized by the Board of Directors.

NOTE E - SEGMENT DISCLOSURE

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


                                     Axle & Tire        Housing          Investment
                                   Reconditioning    Accessories       Real Property        Total
                                  ----------------  -------------     ---------------      -------
Three months ended March 31, 2000

Operating revenue                      3,988             1,646               188            5,822
Operating income (loss)                 (332)             (328)              (39)            (699)
Depreciation                             170                38                 -              208

Three months ended March 31, 1999

Operating revenue                      6,894             1,738                 4            8,636
Operating income (loss)                  (60)              (85)              (17)            (162)
Depreciation                             129                17                 -              146

Six months ended March 31, 2000

Operating revenue                      8,375             3,568               334           12,277
Operating income (loss)                 (665)             (584)               85           (1,164)
Depreciation                             337                77                 1              415

Six months ended March 31, 1999

Operating revenue                     13,092             3,839                 8           16,939
Operating income (loss)                   25               (72)              (17)             (64)
Depreciation                             298                55                 1              354


The Company does not assign interest income, interest expense, other expenses or income taxes to operating segments. Identifiable assets and related capital expenditures are assigned to operating locations rather than operating segments, with depreciation allocated to the segments based upon usage.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All period references are to the three month or six month periods ended March 31, 2000 and 1999, unless otherwise indicated. Quarterly financial results may not be indicative of the financial results for any future period. The following discussion may contain forward-looking statements within the meaning of the federal securities laws which involve risks and uncertainties. When used in this discussion, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the company or its management are intended to identify such forward-looking statements. The company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; the existence or absence of adverse publicity; availability, locations and terms of sites for facility development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; and construction costs.

The following table sets forth the operating data of the company as a percentage of net sales for the periods listed below:


                                                             Three Months Ended              Six Months Ended
                                                        ---------------------------      --------------------------
                                                         Mar. 31,         Mar. 31,        Mar.31,         Mar. 31,
                                                           2000            1999            2000             1999
                                                        ----------       ----------      ---------       ----------

Axle and tire reconditioning                               68.5%          80.0 %           68.2%            77.3 %
Manufactured housing accessories and siding                28.3           20.0             29.1             22.7
Investment property income                                  3.2            0.0              2.7              0.0
Gross margin                                               14.6           16.8             16.3             17.2
Selling expense                                            17.9           13.4             17.5             12.0
Administrative expense                                      8.7            5.2              8.2              5.6
Interest expense                                            0.1            0.0              0.1              0.0
Interest income                                             0.0            0.0              0.0              0.0
Other income (expense)                                      0.0            0.0              0.0              0.0



Sales were $5.8 million for the three months ended March 31, 2000 compared to $8.6 million in the same quarter a year ago. Gross profit was $853,000 compared to $1,450,000 for the same quarter in 1999. Gross margin for the quarter was
14.6 percent compared to 16.8 percent for the same period a year ago. The margin, excluding real estate sales, declined to 15.4 percent as compared to
16.8 percent in the same 1999 period.

Sales of manufactured housing have continued to be slow throughout the company's 11 state market area. Sales for fiscal year 2000 are expected to be well under 1999 averages, but higher than experienced in the current quarter.

The cost of axles and tires have decreased this quarter versus the previous quarter ending December 31, 1999, which are expected to positively impact margins in the near term.

Selling and general administrative expenses decreased $60,000 during the quarter compared to the same quarter a year ago.

Overall payroll cost was decreased another 6% during the quarter ending March 31, 2000, as compared to the preceding December 31, 1999 quarter-end.

The company has increased its market share of the axle and tire business. During February 2000, the company signed a service agreement with Oakwood/Schultz Homes to supply six manufacturing plants and purchase used axles and tires from 67 company-owned stores.

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

Authorized stock of the company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. No shares of preferred stock have been issued. The company also has 4,500,644 outstanding warrants to purchase common stock. Each warrant entitles the holder to purchase one share of common stock at $4.00 per share. The warrants were exercisable beginning December 21, 1996 and expire December 21, 2000. The warrants are redeemable by the company with 30 days written notice at the rate of $.10 per warrant after December 21, 1996 and only if the average stock closing bid price equals or exceeds $7.50 per share for 10 consecutive trading days. The company does not have the ability to the call the warrants as of March 31, 2000 because it has not met the closing bid requirements.


PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Nothing to report

ITEM 2. CHANGES IN SECURITIES

Nothing to report

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Nothing to report

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report

ITEM 5.    OTHER INFORMATION

The company has been notified by Nasdaq of possible delisting of its common shares traded on the Nasdaq SmallCap Market. The company has requested a hearing. The determination from the hearing is unknown at this time.

6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   No exhibits required to be filed.

(b)   No reports on Form 8-K were filed during the quarter ended March 31, 2000.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      T.J.T., INC.
                                      Registrant


Date:    May 9, 2000                  By: /s/Larry B. Prescott
                                          -------------------------------------
                                      Larry B. Prescott, Senior Vice President
                                      and Chief Financial Officer