Form 10-Q
period 2000-06-30
TJT INC
filed 2000-08-14
CIK 1002577

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended
 June 30, 2000
Commission File Number 33-98404

T.J.T., INC.
(Exact name of registrant as specified in its charter)

WASHINGTON (State or other jurisdiction of incorporation or organization)	82-0333246 (IRS Employer Identification No.)

843 North Washington, P.O. Box 278, Emmett, Idaho 83617
(Address of principal executive offices)

(208) 365-5321
(Issuer's telephone number)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days. Yes /x/  No / /

    At June 30, 2000, the registrant had 4,854,739 shares of common stock outstanding.

June 30, 2000

T.J.T., INC.

BALANCE SHEETS

(Dollars in thousands)

	June 30, 2000	Sept. 30, 1999
Current assets:
Cash and cash equivalents	$76	$129
Accounts receivable and notes receivable (net of allowances for doubtful accounts of $21 and $35)	1,971	1,925
Inventories	3,652	4,021
Income taxes receivable	395	100
Prepaid expenses and other current assets	43	90

Total current assets	6,137	6,265
Property, plant and equipment, net of accumulated depreciation	1,509	1,862
Notes receivable	575	572
Income taxes receivable	41	—
Real estate held for investment	707	600
Deferred charges and other assets	230	268
Goodwill	1,668	1,771

Total assets	$10,867	$11,338

Current liabilities:
Line of credit	$1,573	$1,159
Accounts payable	889	657
Accrued liabilities	378	495

Total current liabilities	2,840	2,311
Deferred credits and other noncurrent obligations	160	160
Deferred income taxes	—	29

Total liabilities	3,000	2,500

Shareholders' equity:
Common stock, $.001 par value; 10,000,000 shares authorized; 4,854,739 shares issued and outstanding	5	5
Common stock warrants	113	113
Capital surplus	6,068	6,068
Retained earnings	2,074	2,974
Treasury stock (349,800 and 279,800 shares at cost)	(393)	(322)

Total shareholders' equity	7,867	8,838

Total liabilities and shareholders' equity	$10,867	$11,338

See accompanying notes to financial statements.

T.J.T., INC.

STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2000	1999	2000	1999
Sales (net of returns and allowances):
Axles and tires	$5,396	$7,077	$13,771	$20,169
Accessories and siding	2,033	2,276	5,601	6,115
Investment property	44	5	378	13

Total sales	7,473	9,358	19,750	26,297
Cost of goods sold	6,243	7,596	16,517	21,626

Gross profit	1,230	1,762	3,233	4,671
Selling, general and administrative expenses	1,396	1,643	4,563	4,616

Operating income (loss)	(166)	119	(1,330)	55
Interest income	20	25	47	55
Interest expense	(37)	(25)	(111)	(47)
Other income (expense)	(9)	—	16	(2)

Loss before taxes	(192)	119	(1,378)	61
Income taxes (benefit)	(60)	61	(478)	75

Net income (loss)	$(132)	$58	$(900)	$(14)

Net income (loss) per common share	$(.03)	$.01	$(.20)	$(.00)
Weighted average shares outstanding	4,504,939	4,728,123	4,521,992	4,802,991

See accompanying notes to financial statements.

T.J.T., INC.

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the nine months ended June 30,
	2000	1999
Cash flows from operating activities:
Net loss	$(900)	$(14)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	616	553
(Gain) Loss on sale of assets	(28)	2
Change in receivables	(45)	6
Change in inventories	369	215
Change in prepaid expenses and other current assets	47	(71)
Change in accounts payable	232	(667)
Change in other assets and liabilities	(516)	(22)

Net cash provided (used) by operating activities	(225)	2

Cash flows from investing activities:
Additions to property, plant and equipment	(92)	(283)
Proceeds from sale of assets	29	—
Issuance of notes receivable	(10)	(6)
Payments on notes receivable	37	27
Land purchased for investment	(436)	(260)
Sale of land purchased for investment	301	—
Direct aquisition costs	—	(4)
Cash paid for Ford acquisition	—	(251)

Net cash used by investing activities	(171)	(777)

Cash flows from financing activities:
Proceeds from debt	865	1,111
Payments on debt	(451)	(346)
Treasury stock transactions	(71)	(119)

Net cash provided by financing activities	343	646

Net decrease in cash and cash equivalents	(53)	(129)
Beginning cash and cash equivalents	129	204

Ending cash and cash equivalents	$76	$75

Supplemental information:
Interest paid	$111	$47
Income taxes paid	1	87
Noncash transactions:
Acquisition of plant property and equipment by capital lease	$—	$22
Re-acquisition of investment property by cancellation of notes receivable	—	38
Sale of Bend, Oregon facility by note receivable	—	196
Sale of land by issuance of notes receivable	31	98

See accompanying notes to financial statements.

T.J.T., INC.

NOTES TO FINANCIAL STATEMENTS (unaudited)

NOTE A—UNAUDITED INTERIM FINANCIAL STATEMENTS

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

NOTE B—INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out and average cost methods) or market.

	June 30, 2000	Sept. 30, 1999
	(Dollars in thousands)
Raw materials	$1,102	$1,271
Finished goods	2,550	2,750

Total	$3,652	$4,021

NOTE C—PROPERTY, PLANT AND EQUIPMENT

	June 30, 2000	Sept. 30, 1999
	(Dollars in thousands)
Land and building	$386	$389
Leasehold improvements	380	400
Furniture and equipment	1,198	1,184
Vehicles and trailers	1,409	1,445

	3,373	3,418
Less accumulated depreciation	1,864	1,556

Net property, plant and equipment	$1,509	$1,862

NOTE D—SHAREHOLDERS' EQUITY

    Authorized stock of the company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. No shares of preferred stock have been issued. The company also has 4,500,644 outstanding warrants to purchase common stock. Each warrant entitles the holder to purchase one share of common stock at $4.00 per share. The warrants are exercisable beginning December 21, 1996 and expire December 21, 2000. The warrants are redeemable by the company with 30 days written notice at the rate of $.10 per warrant after December 21, 1996 and only if the average stock closing bid price equals or exceeds $7.50 per share for 10 consecutive trading days. The company does not have the ability to the call the warrants as of June 30, 2000 because it has not met the closing bid requirements.

    The company has a stock option plan which allows officers, directors and key employees of the company to receive non-qualified and incentive stock options. The company did not award any stock options to directors and officers during the quarter ended June 30, 2000. There were options for 254,000 shares of stock available for grant at June 30, 2000.

    As of June 30, 2000, the company had purchased 338,893 shares pursuant to a 740,000 share buy back program authorized by the Board of Directors.

NOTE E—SEGMENT DISCLOSURE

    The Company operates in three business segments: Axles and Tire Reconditioning, Housing Accessories, and Investment Real Property. These segments have been determined by evaluating the Company's internal reporting structure and nature of products offered.

    Axles and Tire Reconditioning: The Company provides reconditioned axles and tires to manufactured housing factories.

    Housing Accessories: The Company provides skirting, siding, and other aftermarket accessories to manufactured housing dealers and contractors.

    Investment Real Property: The Company invests in and, on a limited basis, develops real estate for sale.

	Axle & Tire Reconditioning	Housing Accessories	Investment Real Property	Total
Three months ended June 30, 2000
Operating revenue	5,396	2,033	44	7,473
Operating income (loss)	(106)	(73)	13	(166)
Depreciation	163	37	1	201
Three months ended June 30, 1999
Operating revenue	7,077	2,276	5	9,358
Operating income (loss)	131	2	(14)	(119)
Depreciation	166	32	1	199
Nine months ended June 30, 2000
Operating revenue	13,771	5,601	378	19,750
Operating income (loss)	(771)	(657)	98	(1,330)
Depreciation	500	114	2	616
Nine months ended June 30, 1999
Operating revenue	20,169	6,115	13	26,297
Operating income (loss)	156	(70)	(31)	55
Depreciation	464	87	2	553

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    All period references are to the three month or nine month periods ended June 30, 2000 and 1999, unless otherwise indicated. Quarterly financial results may not be indicative of the financial results for any future period. The following discussion may contain forward-looking statements within the meaning of the federal securities laws which involve risks and uncertainties. When used in this discussion, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the company or its management are intended to identify such forward-looking statements. The company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; the existence or absence of adverse publicity; availability, locations and terms of sites for facility development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; and construction costs.

    The following table sets forth the operating data of the company as a percentage of net sales for the periods listed below:

	Three Months Ended		Nine Months Ended
	June 30, 2000	June 30, 1999	June 30, 2000	June 30, 1999
Axle and tire reconditioning	72.2%	75.6%	69.7%	76.7%
Manufactured housing accessories and siding	27.2	24.3	28.4	23.3
Investment property income	.6	0.1	1.9	0.0
Gross margin	16.5	18.8	16.4	17.8
Selling expense	13.6	14.2	16.0	12.8
Administrative expense	5.3	3.3	7.1	4.8
Interest expense	0.5	0.3	0.6	0.2
Interest income	0.3	0.3	0.2	0.2
Other income (expense)	(0.1)	0.0	0.1	0.0

    Sales were $7.5 million for the three months ended June 30, 2000 compared to $9.4 million in the same quarter a year ago. Gross profit was $1,230,000 compared to $1,762,000 for the same quarter in 1999. Gross margin for the quarter was 16.5 percent compared to 18.8 percent for the same period a year ago.

    Sales of manufactured housing have continued to be slow throughout the company's 11 state market area. Sales for fiscal year 2000 are expected to be well under 1999 averages.

    Selling and general administrative expenses decreased $247,000 during the quarter compared to the same quarter a year ago.

    Overall payroll cost was decreased another 4% during the quarter ending June 30, 2000, as compared to the preceding quarter. For the nine months ending June 30, 2000 payroll cost has decreased 9% as compared to the nine months ending June 30, 1999.

    The company has increased its market share of the axle and tire business. During May 2000, the company began supplying the last two manufacturing plants covered by the service agreement with Oakwood/Schultz Homes to supply six manufacturing plants and purchase used axles and tires from 67 company-owned stores.

Liquidity and Capital Resources

    Historically, the company's principal sources of liquidity have been retained earnings from operations as well as borrowings under a revolving line of credit with a bank. The company has a $3,000,000 maximum bank line of credit secured by designated percentages of eligible accounts receivable and inventories. The credit line bears interest at the Federal Funds rate plus 3.25 percent.

    Authorized stock of the company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. No shares of preferred stock have been issued. The company also has 4,500,644 outstanding warrants to purchase common stock. Each warrant entitles the holder to purchase one share of common stock at $4.00 per share. The warrants were exercisable beginning December 21, 1996 and expire December 21, 2000. The warrants are redeemable by the company with 30 days written notice at the rate of $.10 per warrant after December 21, 1996 and only if the average stock closing bid price equals or exceeds $7.50 per share for 10 consecutive trading days. The company does not have the ability to the call the warrants as of June 30, 2000 because it has not met the closing bid requirements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    Nothing to report

Item 2. Changes in Securities

    Nothing to report

Item 3. Defaults Upon Senior Securities

    Nothing to report

Item 4. Submission of Matters to a Vote of Security Holders

    Nothing to report

Item 5. Other Information

    The company was delisted from the Nasdaq SmallCap Market on June 22, 2000 and is currently trading on the OTCBB.

6. Exhibits and Reports on Form 8-K

(a)
No exhibits required to be filed.

(b)
No reports on Form 8-K were filed during the quarter ended June 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

T.J.T., INC. Registrant
Date: August , 2000	By:	/s/ LARRY B. PRESCOTT Larry B. Prescott Senior Vice President and Chief Financial Officer

QuickLinks

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Liquidity and Capital Resources
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  6. Exhibits and Reports on Form 8-K
SIGNATURES