Form 10-K
period 2000-09-30
TJT INC
filed 2000-12-29
CIK 1002577

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000

Commission File Number 33-98404

T.J.T., INC.
(Exact name of registrant as specified in its charter)

WASHINGTON (State or other jurisdiction of incorporation or organization)	82-0333246 (IRS Employer Identification No.)

843 North Washington, P.O. Box 278, Emmett, Idaho 83617
(Address of principal executive offices)
 (208) 365-5321
 (Registrant's telephone number)

Securities registered under Section 12 (b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value Redeemable Common Stock Purchase Warrants	OTC Bulletin Board

Securities registered under Section 12 (g) of the Exchange Act:
Common Stock, $.001 par value
(Title of class)
Redeemable Common Stock Purchase Warrants
(Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

   Registrant's revenues for the fiscal year ended September 30, 2000 were $26,881,000.

   Based on the stock's closing price of $9/32 on September 30, 2000, non-affiliated market capital was approximately $794,616.

   As of September 30, 2000, there were 4,854,739 shares of the registrant's $.001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

   The registrant's definitive proxy statement to be dated on or after January 16, 2001, for use in connection with the annual meeting of stockholders to be held on February 20, 2001, portions of which are incorporated by reference into Part III of the Form 10-K.

PART I

ITEM 1.  BUSINESS

Item 1(a). General Development of Business

Forward Looking Statements and Risk Factors

    This Form 10-K contains certain forward-looking statements which are based on management's current expectations. The Company has identified risk factors which could cause actual results to differ substantially from the forward looking statements. These risk factors include, but are not limited to, general economic conditions, changes in interest rates, availability of financing, real estate values, competitive pressure on both the purchasing of used axles and tires from manufactured housing dealers and the selling of refurbished axles and tires to manufactured housing factories, adverse weather conditions, the economic viability of our customers and vendors, changes in legislation or regulations, and availability of qualified employees.

The Company

    T.J.T., Inc., an Idaho corporation was established in 1977. T.J.T., Inc. merged with and into T.J.T., Inc., a Washington corporation on December 13, 1994. The Company's corporate office is located at 843 N. Washington Street, Emmett, Idaho 83617.

    The Company has recycling and distribution locations in Emmett, Idaho; Centralia, Washington; Woodland, California; Phoenix, Arizona; and, Platteville, Colorado. The Company also manufactures hanger parts in Eugene, Oregon which are used by the manufactured housing producers to attach axles to homes and also maintains a sales office in Salem, Oregon.

    T.J.T., Inc. has three business lines: repairing and reconditioning axles and tires for the manufactured housing industry; distribution of after-market accessory products to manufactured housing dealers and set-up contractors, siding to site builders; and, real estate investment and development on a limited basis.

Recent Events

    The manufactured housing industry continues to experience an overabundance of new and used homes due in part to overproduction as well as a decrease in consumer demand due to a tightening of credit requirements. Manufactured housing production facilities as well as numerous sales centers have closed and/or filed for bankruptcy. In the Company's market area the decrease in manufactured housing production from fiscal 1999 to 2000 was approximately 24% according to statistics from the National Conference of States on Building Codes and Standards.

    On August 31, the Company closed the recycling facility in Salem, Oregon due to declining sales in the Northwest. The facility is still being used in a limited manner for sales, warehousing, and distribution. Customers previously served by the Salem recycling facility are now served out of the Centralia, Washington recycling facility.

    At September 30, 2000 the Company evaluated whether an impairment of any assets existed due to the deterioration in the manufactured housing industry and continued operating losses. The evaluation determined that an impairment does exist with respect to the Phoenix, Arizona and Woodland California recycling facilities. An impairment loss of $847,000 has been recorded with goodwill being written down by $767,000 and other assets by $80,000.

    On December 21, 2000 the Company's common stock warrants expired with no warrants being exercised.

Axle and Tire Reconditioning

    The Company buys used axles and tires from manufactured housing dealers which are detached from the manufactured homes after they are placed on a pad or foundation. The Company also buys used axles and tires from independent brokers.

    The used axles and tires are dismantled at the Company's recycling facilities. All major parts are inspected, cleaned and replaced as required. Approximately 30 axles are rebuilt for each eight man-hour shift. Tires are graded and repaired. Axles and tires are then sold to manufactured housing factories. Each axle and tire assembly is used and recycled approximately three times a year. The tires and axles are sold principally to manufactured housing factories and are delivered to their sites.

    Sales of reconditioned axles and tires were 70 percent, 76 percent and 76 percent of total revenues for the years ended September 30, 2000, 1999, and 1998, respectively.

Regulatory Matters

    HUD regulations govern the maximum load limit per tire, which in turn dictates the number of axles needed to transport a manufactured home. The number of axles required to transport a manufactured home averages approximately six axles. HUD requires periodic inspection at the recycling facility by an approved third party inspector.

Accessories and Siding Distribution

    T.J.T., Inc. sells manufactured housing accessories such as vinyl skirting, piers, and other ancillary products to manufactured housing dealers and set-up contractors. The Company sells vinyl siding to the site-built housing market and manufactured housing factories.

    Sales of accessories were 28 percent, 24 percent and 24 percent of total revenue for the years ended September 30, 2000, 1999 and 1998, respectively.

Target Market

    The Company's target market is the manufactured housing industry and the site-built construction industry. The Company sells to manufactured housing factories, manufactured housing dealers, set-up contractors, and site-built contractors and remodelers. The Company's major customers are manufactured housing factories. Two factories represented more than ten percent of sales, Champion Enterprises, Inc. with 14 percent, and Oakwood Homes Corporation with 12 percent of total sales during fiscal 2000. The Company has no single supplier of axles and tires or accessories that represents ten percent or more of total purchases.

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

Real Estate Investment and Development

    The Company has invested in real estate held for resale. The Company has primarily selected unimproved land for investment opportunities. The Company intends to exit the real estate segment and no further purchases of real estate are planned.

Industry Overview

    Production of manufactured housing was stronger than related sales of manufactured housing to home buyers during 1998 and 1999. This unusually strong production rate has created excessive retail inventories of manufactured homes. The excess supply of completed homes has greatly slowed the demand for additional production which reduces the demand for axles and tires.

    The continued slow-down in the industry should increase the supply of used axles and tires resulting in lower purchase costs. The Company has on-hand axle and tire inventories at prices higher than the anticipated future acquisition prices which should result in lower margins until current inventories are depleted. The Company expects to take advantage of the lower costs by expanding market share and increasing overall sales through efficient operation and superior service.

Personnel

    As of September 30, 2000, the Company had a total of 132 employees.

ITEM 2.  PROPERTIES

    The Company leases nine properties and owns two properties. The two properties owned by the Company are an 11,360 square foot warehouse in Emmett, Idaho and a 9,000 square foot processing facility in Platteville, Colorado.

    The Company leases four properties totaling 145,000 square feet in Emmett, Idaho. Three of the leased properties totaling 82,000 square feet are leased from T.J.T. Enterprises (1)(4) and one property totaling 63,000 square feet is leased from Sheldon-Homedale Family, L.P. (2)(4). Two properties totaling 64,000 square feet are located in Oregon. One property, located in Centralia, Washington totaling 593,000 square feet is leased from MBFI, Inc. (3)(4). One property located in Woodland, California totaling 44,000 square feet, is leased from Ulysses B. Mori (4). One property located in Phoenix, Arizona totals 131,000 square feet. All properties are adequate and suitable for their needs and are being fully utilized, with the exception of the Salem, Oregon facility where operations have been curtailed. The Salem facility is currently utilizing 25% of a total of 21,000 square feet.

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

    (3) MBFI, Inc. is a corporation owned by the Patricia Bradley family. Patricia I. Bradley, a Director of the Company until her resignation on September 5, 2000, owns approximately 95 percent of MBFI, Inc.

    (4) The Company believes that the lease terms obtained from T.J.T. Enterprises, Sheldon-Homedale Family, L.P., MBFI, Inc., and Ulysses B. Mori, a Director of the Company, are as favorable as unaffiliated third party terms available to the Company.

ITEM 3.  LEGAL PROCEEDINGS

    There were no material legal proceedings to report at fiscal year end 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Shareholders were not asked to vote on any matters during the quarter ended September 30, 2000.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

    The schedule below shows the names and certain information regarding all of the executive officers of TJT as of September 30, 2000. Each executive officer has a one-year term of office.

Name	Age	Position
Terrence J. Sheldon	58	President, Chief Executive Officer, Chief Operating Officer from December 1998 through December 1999, Chairman of the Board of Directors, Trustee of the Company's 401(k) Profit Sharing Plan, Chairman of the Directors Compensation Committee and Member of the Directors Executive Committee
Larry B. Prescott	52
		Senior Vice President, Chief Financial Officer and Treasurer, Member of the Board of Directors, Trustee of the Company's 401(k) Profit Sharing Plan, Secretary of the Directors Executive Committee, and non-voting Secretary of the Directors Audit Committee
Robert M. Harrison	65
		Senior Vice President, Chief Operating Officer, Member of the Board of Directors, Member of the Directors Audit Committee from February through November of 2000, and Member of the Directors Executive Committee
Michael J. Gilberg	31	Vice President and Controller

    Terrence J. Sheldon—Mr. Sheldon is the founder and principal stockholder of TJT and has served as President since October 1986 and Chief Executive Officer since 1994.

    Larry B. Prescott—Mr. Prescott has served as Senior Vice President, Chief Financial Officer and Treasurer since January 1999. Previously, he served as Vice President and Portfolio Manager at U.S. Bancorp in Portland. Mr. Prescott received a B.A. in Business from Boise State University.

    Robert M. Harrison—Mr. Harrison has served as Senior Vice President and Chief Operating Officer since December 1999. Previously he served as Vice President—Manufacturing for the Boise Company.

    Michael J. Gilberg—Mr. Gilberg is a CPA and has served as Vice President and Controller since January 1999 and as Assistant Controller since 1997. Previously, he served with Deloitte & Touche in Boise, Idaho.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock and Redeemable Common Stock Purchase Warrants are registered on the OTC Bulletin Board under the symbol "AXLE" and "AXLEW." The table below shows the high and low sales prices of the Common Stock and the Warrants for each of the last eight fiscal quarters:

	Quarter Ended 9/30/00	Quarter Ended 6/30/00	Quarter Ended 3/31/00	Quarter Ended 12/31/99	Quarter Ended 9/30/99	Quarter Ended 6/30/99	Quarter Ended 3/31/99	Quarter Ended 12/31/98
Common Stock:
High	29/64	1	1 1/8	1 1/16	1 1/4	1 3/8	1 5/16	1 3/8
Low	1/4	23/64	1/2	21/32	1	3/4	1	1
Quarter-end	9/32	13/32	13/16	21/32	1 1/64	1 3/32	1	1 1/16
Warrants:
High	.01	.01	.001	3/32	3/32	1/8	1/8	1/8
Low	.001	.001	.001	.001	1/32	1/32	1/32	1/32
Quarter-end	.001	.01	.001	.001	1/32	1/16	1/32	1/16

The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

    The table below shows the approximate number of holders of record of the Company's Common Stock and Warrants at December 18, 2000:

Title of Class	Number of registered owners
Common Stock, $.001 par value	898
Redeemable Common Stock Purchase Warrants	915

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

ITEM 6.  SELECTED FINANCIAL DATA

Fiscal Year Ended September 30
(Dollars in thousands except per share amounts)

	2000	1999	1998	1997	1996
Operating data:
Sales	$26,881	$34,642	$34,073	$25,441	$12,656
Cost of goods sold	22,502	28,446	27,946	21,004	10,349
Selling, general and administrative expenses	5,957	6,369	5,402	3,802	1,986
Impairment loss	847	—	—	—	—
Net income(loss)	(1,720)	(207)	446	477	318
Share data
Net income (loss)	(.38)	(.04)	.09	.11	.10
Weighted average shares outstanding	4,506,210	4,773,731	4,844,704	4,514,679	3,335,039
Balance sheet data:
Cash	54	129	204	835	2,737
Current assets	6,102	6,265	6,606	6,306	5,591
Property, plant & equipment, net	1,320	1,862	1,944	1,318	511
Total assets	10,117	11,338	11,054	10,140	6,998
Current liabilities	2,921	2,311	1,929	1,470	647
Long-term liabilities	149	189	196	199	127
Shareholder's equity	7,047	8,838	8,929	8,471	6,224

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    T.J.T., Inc. has three business lines: axle and tire reconditioning, accessories and siding distribution, and real estate investment and development.

    Axle and tire reconditioning historically accounts for approximately 75 percent of consolidated sales. Axles and tires are purchased from manufactured homes dealers and reconditioned in five locations in the western United States. After axles and tires are reconditioned and certified, they are sold to manufactured housing factories.

    Axle and tire reconditioning is performed at the Company's locations in Emmett, Idaho; Centralia, Washington; Woodland, California; Platteville, Colorado; and Phoenix, Arizona. The Company maintains a manufacturing facility in Eugene, Oregon which manufactures metal hanger parts for attaching axles to manufactured homes and accessory parts used in the set-up of manufactured homes on-site.

    The Company sells accessories to manufactured home dealers. The major product lines are vinyl skirting, piers, and related products through the Company's distribution channels which comprise approximately 650 dealers. The Company also sells vinyl siding to the site-built construction industry out of its Emmett location.

    The Company purchases real estate for investment purposes. The real estate is held for resale. As of September 30, 2000, the book value of real estate held for resale was $649,000. Management intends to sell presently-held real estate as market conditions allow. Management believes future costs will be too high relative to income from investment properties and does not intend to aggressively pursue real estate investments in the near future.

Performance Overview

    The Company's operations resulted in a net loss for the fiscal year ended 2000 of $1,720,000 versus a net loss of $207,000 and net income of $446,000 for the fiscal years ended 1999 and 1998, respectively.

    Loss per share in 2000 was $(.38) compared to a loss of $(.04) in 1999 and income of $.09 per share in 1998. The weighted average shares outstanding decreased 5.6 percent in fiscal year 2000 and 1.5 percent in 1999. The Company has a stock repurchase program in place that authorizes the Company to purchase up to 740,000 shares. The Company purchased 71,400 shares in fiscal year 2000 and 268,893 shares during 1999.

    Net sales were $26,881,000 in fiscal year 2000, a decrease of $7,761,000 and $7,192,000 from 1999 and 1998, respectively. The Company increased fiscal 2000 market share by approximately $550,000 in sales, offsetting the approximately $8,300,000 decline in sales due to reduced production and sales of manufactured housing based upon a 24% decline in the manufactured housing industry in the Company's market area.

    Total assets decreased to $10,117,000 at September 30, 2000 compared to $11,338,000 at September 30, 1999. Total equity was $7,047,000 at September 30, 2000, a decrease of $1,791,000. Change in equity resulted from a reduction of retained earnings of $1,720,000, and an increase of treasury stock of $71,000.

Results of Operations

    The following table summarizes the Company's revenues and expenses by major categories as a percent of sales for 2000, 1999 and 1998:

	2000	1999	1998
Axle and tire reconditioning	69.8%	75.5%	75.8%
Manufactured housing accessories and siding	28.2	24.4	24.2
Investment property income	2.0	0.1	—
Gross margin	16.3	17.9	18.0
Selling expense	12.4	13.4	9.2
Administrative expense	6.6	5.0	6.6
Impairment loss	3.2	—	—
Interest income (expense)	(.3)	0.0	0.2
Other expense	0.1	0.2	—
Axles and Tires:
Operating revenue	$18,752	$26,166	$25,816
Cost of goods	16,507	22,431	21,943
Gross profit	2,245	3,735	3,873
Selling, general administrative expense	3,100	3,679	3,092
Impairment loss	847	—	—
Operating income (loss)	(1,702)	56	781
Accessories and Siding:
Operating revenue	7,577	8,441	8,257
Cost of goods	5,613	6,015	6,003
Gross profit	1,964	2,426	2,254
Selling, general administrative expense	2,779	2,618	2,310
Operating income (loss)	(815)	(192)	(56)
Investment Property:
Operating revenue	552	35	—
Cost of goods	382	—	—
Gross profit	170	35	—
Selling, general administrative expense	78	72	—
Operating income (loss)	92	(37)	—

    Axle and tire sales decreased $7,414,000 during fiscal 2000, a 28.3% decrease from 1999. The acquisition of Ford Tires and Axles of Phoenix, Arizona contributed $2.6 million to sales in fiscal 1999. After adjusting out the Ford acquisition, sales decreased $2.3 million for fiscal year 1999 versus the same period in 1998. The loss incurred by the Arizona acquisition was approximately $1,100,000 and $450,000 in fiscal 2000 and 1999, respectively, due to weak axle and tire sales performance, high selling and administrative costs, and a fiscal 2000 impairment of $455,000. The Company's Colorado location has also posted weaker than expected sales of tires and axles and lost approximately $350,000, $575,000, and $375,000 in fiscal 2000, 1999, and 1998, respectively. The Company's California location has posted increased sales, but has losses of $625,000, $350,000, and $800,000 in fiscal 2000, 1999, and 1998, respectively due to high operating costs, competition, and a fiscal 2000 impairment of $392,000. The gross margin has been impacted by higher purchase costs of used tires and axles and competitive pricing pressure on factory sales followed by recycling volume which has decreased at a faster rate than the Company's reduction in operating costs.

    Sales of accessories decreased $864,000 during fiscal 2000, a 10.2% decrease from 1999. The gross margin decreased 2.8 percent in fiscal year 2000 over fiscal year 1999. The operating loss increased to $815,000 in fiscal 2000 after losses of $192,000 in 1999 and $56,000 in 1998 as a result of increased cost of goods and competitive pricing pressure followed by sales volume which has decreased at a faster rate than the Company's reduction in operating costs.

    Investment real property operating income was $92,000. Upon receiving additional cash deposits relating to underlying notes from the sale of investment property, the Company will be able to record deferred gains of approximately $120,000.

    Overall gross profit was $4,379,000 for the year which contributed to a gross margin of 16.3 percent which is a decrease of 1.6 percent from 1999.

    Total selling and administrative expense decreased $412,000 or 6.5 percent from last year. System upgrades were also completed during fiscal 2000 which have increased the timeliness and availability of information available to Company Management.

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

	December 31	March 31	June 30	September 30
	(Unaudited, dollars in thousands)
Fiscal year ended 2000
Net sales	$6,455	$5,822	$7,473	$7,131
Gross profit	1,150	853	1,230	1,146
Operating income (loss)	(465)	(699)	(166)	(1,095)
Net income (loss)	(311)	(457)	(132)	(820)
Fiscal year ended 1999
Net sales	$8,299	$8,636	$9,358	$8,349
Gross profit	1,455	1,450	1,762	1,529
Operating income	94	(162)	119	(224)
Net income	49	(121)	58	(193)

Liquidity and Capital Resources

    Historically, the Company's principal sources of liquidity have been cash flow from operations and borrowings under a revolving line of credit with a bank. As of September 30, 2000, the Company's available credit under the bank line was $1,390,000. The credit line bears interest at the Federal Funds rate plus 3.25 percent. The line matures on June 30, 2001 and the Company expects to renew the line at that time. During fiscal 2000, the Company was not in compliance with restrictive covenants under the operating line agreement and has obtained waivers for the noncompliance.

Other Events

    The Board of Directors authorized a stock repurchase plan of 500,000 shares in May 1999. This plan was in addition to 240,000 additional shares authorized in November 1998. The shares authorized for repurchase account for approximately 15 percent of the Company's outstanding stock.

Company Strategy

    The Company focus will be the return to profitability. The Company has completed its acquisitions and expansions and now has operating locations in six states. The Salem, Oregon recycling operations were condensed into the Centralia, Washington facility during August, 2000. The Company plans to continue to increase its market share of axles and tires in Colorado and Arizona. Management was replaced in California in July 2000; Colorado in June 2000; and Arizona in May 2000.

    Improvement of gross margins should result from implementation of a plan to fully utilize Company-wide resources by increasing controls of prices paid for used axles and tires, improving inventory controls and cash management.

    Personnel costs are expected to decrease as a result of a continued reduction of the managerial staff and reorganization of reporting lines.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

T.J.T., INC.—FORM 10-K
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

BALANCE SHEETS (Dollars in thousands)

At September 30,	2000	1999
Current assets:
Cash and cash equivalents	$54	$129
Accounts receivable and notes receivable (net of allowance for doubtful accounts of $8 and $35)	1,893	1,925
Income taxes receivable	296	100
Inventories	3,816	4,021
Prepaid expenses and other current assets	43	90

Total current assets	6,102	6,265
Property, plant and equipment, net of accumulated depreciation	1,320	1,862
Notes receivable	567	572
Real estate held for investment	649	600
Deferred charges and other assets	192	268
Deferred tax asset	420	—
Goodwill	867	1,771

Total assets	$10,117	$11,338

Current liabilities:
Line of credit	$1,787	$1,159
Accounts payable	699	657
Accrued liabilities	435	495

Total current liabilities	2,921	2,311
Deferred income and other noncurrent obligations	149	160
Deferred income taxes	—	29

Total liabilities	3,070	2,500

Shareholders' equity:
Common stock, $.001 par value; 10,000,000 shares authorized; 4,854,739 shares issued and outstanding	5	5
Common stock warrants	113	113
Capital surplus	6,068	6,068
Retained earnings	1,254	2,974
Treasury stock (351,200 and 279,800 shares at cost)	(393)	(322)
Total shareholders' equity	7,047	8,838

Total liabilities and shareholders' equity	$10,117	$11,338

See accompanying notes to financial statements.

STATEMENTS OF INCOME (Dollars in thousands except per share amounts)

For the year ended September 30,	2000	1999	1998
Sales (net of returns and allowances):
Axles and tires	$18,752	$26,166	$25,816
Accessories and siding	7,577	8,441	8,257
Investment property income	552	35	—

Total sales	26,881	34,642	34,073
Cost of goods sold	22,502	28,446	27,946

Gross profit	4,379	6,196	6,127
Selling, general and administrative expenses	5,957	6,369	5,402
Impairment loss	847	—	—

Operating income (loss)	(2,425)	(173)	725
Interest income	72	81	76
Interest expense	(156)	(67)	(14)
Income on investment property (non-operating)	—	—	23
Other income (expense)	30	(101)	—

Income (loss) before taxes	(2,479)	(260)	810
Income taxes (benefit)	(759)	(53)	364

Net income (loss)	$(1,720)	$(207)	$446

Net income (loss) per common share	$(0.38)	$(0.04)	$.09
Weighted average shares outstanding	4,506,210	4,773,731	4,844,704

See accompanying notes to financial statements

STATEMENTS OF CASH FLOWS (Dollars in thousands)

For the year ended September 30,	2000	1999	1998
Cash flows from operating activities:
Net income (loss)	$(1,720)	$(207)	$446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	794	792	591
Impairment Loss	847	—	—
(Gain) loss on sale of assets	(30)	2	28
Change in receivables	34	271	(305)
Change in inventory	205	(95)	(236)
Change in prepaid expenses and other current assets	47	(146)	(264)
Change in accounts payable	42	(646)	501
Change in taxes	(645)	(8)	(136)
Change in other assets and liabilities	(104)	(78)	53

Net cash provided/used by operating activities	(530)	(115)	678

Cash flows from investing activities:
Additions to property, plant and equipment	(94)	(364)	(897)
Issuance of notes receivable	(10)	(3)	(46)
Payments on notes receivable	44	33	121
Proceeds from sale of assets	36	—	—
Land purchased for investment	(439)	(308)	(119)
Sale of land purchased for investment	361	56	—
Net cash paid for Ford acquisition	—	(251)	—
Net cash paid for Hanger acquisition	—	—	(320)
Direct acquisition costs	—	(4)	(10)

Net cash used by investing activities	(102)	(841)	(1,271)

Cash flows from financing activities:
Treasury stock transactions	(71)	(278)	(5)
Proceeds from stock subscriptions receivable	—	—	17
Proceed from debt	1,243	1,505	—
Payments on debt	(615)	(346)	(50)

Net cash provided/used by financing activities	557	881	(38)

Net decrease in cash and cash equivalents	(75)	(75)	(631)
Cash and cash equivalents at October 1	129	204	835

Cash and cash equivalents at September 30	$54	$129	$204

Supplemental information:
Interest paid	$156	$67	$14
Income taxes payments, net of refunds	(114)	81	500
Noncash transactions:
Sale of land by issuance of note receivable	$31	$98	$—
Impairment loss	847	—	—
Acquisition of property, plant and equipment by capital lease	—	22	40
Reaquisition of investment property by cancellation of note receivable	—	38	—
Sale of Bend, Oregon location by note receivable	—	195	—
Offset of subscription receivable against accrued payable	—	294	—
Write off of subscription receivable	—	100	—

See accompanying notes to financial statements.

CHANGES IN EQUITY

	Common Stock	Common Stock Warrants	Capital Surplus	Retained Earnings	Treasury Stock	Stock Subscriptions Receivable
Balance at October 1, 1997	5	113	6,068	2,735	(39)	(411)

Payments on stock subscriptions receivable						17
Treasury stock transactions	—	—	—	—	(5)	—
Net income	—	—	—	446	—	—

Balance at September 30, 1998	5	113	6,068	3,181	(44)	(394)

Changes in stock subscriptions receivable	—	—	—	—	—	394
Treasury stock transactions	—	—	—	—	(278)	—
Net loss	—	—	—	(207)	—	—

Balance at September 30, 1999	$5	$113	$6,068	$2,974	$(322)	$—

Treasury stock transactions	—	—	—	—	(71)	—
Net loss	—	—	—	(1,720)	—	—

Balance at September 30, 2000	$5	$113	$6,068	$1,254	$(393)	$—

See accompanying notes to financial statements.

T.J.T., INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2000, 1999 and 1998

NOTE A—SIGNIFICANT ACCOUNTING POLICIES

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

Major Suppliers and Customers

    The Company had no single supplier of axles and tires or accessories that represented 10 percent or more of total purchases. The Company has certain major customers for reconditioned axles and tires, all of which are manufactured housing producers. Three companies have purchases representing 10 percent or more of sales:

	2000	1999	1998
Company A	14	20	9
Company B	9	14	11
Company C	12	8	6

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

Notes Receivable

    Notes receivable consist primarily of amounts owed by individuals related to the sale of real estate and are generally secured by the real estate sold.

Deferred Charges and Other Assets

    Deferred charges and other assets consist primarily of prepaid consulting fees and amounts capitalized related to merger costs incurred in connection with the Bradley Enterprises, Inc., Leg-it Tire

Co., Inc. and Ford's Tires and Axles acquisitions. The prepaid merger costs are being amortized over five years on the straight-line method.

Goodwill

    Goodwill consists of the excess of purchase price paid over net assets acquired. Goodwill is amortized over 15 years on the straight-line method and is presented net of amortization. The carrying amount of unamortized goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. During Fiscal 2000 of unamortized goodwill in the amount of $767,000 was written off.

(Dollars in thousands)	2000	1999	1998
Goodwill at October 1	$1,771	$1,440	$1,396
Purchased additions	—	458	143
Amortization	(137)	(127)	(99)
Impairment loss	(767)	—	—

Goodwill at September 30	867	1,771	1,440

Deferred Credits

    Deferred credits consist of gains on the sale of land held for investment where the Company provided virtually 100 percent financing to the buyer. The Company recognizes interest income and then a reduction of the principal balance to the extent of payments received on the related notes receivable until it has received 25 percent or more of the original principal balance, at which point the remaining deferred gain is recognized.

Securities Subscription Agreement

    On January 31, 1995, the Company entered into a securities subscription agreement with a group of investors whereby the Company issued 400,000 shares of common stock in exchange for an unsecured promissory note of $470,000 due September 30, 2000 and bearing interest at eight percent. During 1998 two of the investors paid a total of $17,625. During 1999 $293,750 of the note was offset against a payable due an investor and the remaining $99,875 was written off and included in other expenses due to the uncertainty of collection.

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

    Notes receivable related to sales of real estate held for investment are secured by real estate located near Emmett, Idaho. Notes receivable related to the sale of the retail distribution location in Bend, Oregon is secured by inventory and receivables and represents approximately $177,000 of the note receivable balance at September 30, 2000. The accounting loss incurred if all parties failed entirely to perform on their obligation is equal to the balance outstanding on the notes receivable less amounts realizable from the foreclosure and resale of the assets securing the notes receivable.

Fair Value of Financial Instruments

    The Company has a number of nonderivative financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of the financial instruments at September 30, 2000 approximates the aggregate carrying values recorded on the balance sheet. The estimated fair values have been determined by the Company using available market information and appropriate valuation methodologies. Judgment is required in interpreting market data to develop the estimates of fair value and the estimates are not necessarily indicative of amounts the Company could realize in a current market exchange.

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

Recently Issued Accounting Standards

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133" which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which amends some of the provisions of FASB 133. The Company plans to adopt the provisions of SFAS 133 and SFAS 138 in the first quarter of 2001. The Company is in the process of determining what the effect of SFAS 133 and SFAS 138 will be on earnings and financial position.

Reclassifications

    Certain amounts have been reclassified to conform with the 2000 presentation.

NOTE B—INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out and average cost methods) or market.

(Dollars in thousands)	2000	1999
Raw materials	$1,337	$1,271
Finished goods	2,479	2,750

Total	$3,816	$4,021

NOTE C—PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)	2000	1999
Land and building	$386	$389
Leasehold improvements	369	400
Furniture and equipment	1,101	1,184
Vehicles and trailers	1,345	1,445

	3,201	3,418
Less accumulated depreciation	1,881	1,556

Net property, plant and equipment	$1,320	$1,862

    Depreciation expense was $566,000, $538,000 and $402,000 for 2000, 1999 and 1998, respectively.

NOTE D—LEASES

    The Company leases vehicles, administrative office space, manufacturing facilities, building and warehouse space, and storage yard space. The leases, which expire between June 2001 and December 2003, are classified as operating leases. The leases have been entered into with related parties and unaffiliated entities. There are no significant renewal or purchase options or escalation clauses.

    The future minimum payments by fiscal year under noncancellable operating lease agreements at September 30, 2000 were:

(Dollars in thousands)
2001	$335
2002	303
2003	109
2004	7
2005	—
Thereafter	—

Total	$754

    Rental expense and rent paid to related parties were:

(Dollars in thousands)	2000	1999	1998
Rental expense	$328	$322	$394
Rent paid to related parties:
MBFI, Inc.	110	98	103
Ulysses Mori	56	56	56
T.J.T. Enterprises	32	33	34
Sheldon-Homedale Family, L.P.	23	18	—

    MBFI, Inc. is a corporation owned by the Bradley family. Patricia I. Bradley, a Director of the Company until her resignation in September, 2000, owns approximately 95 percent of MBFI, Inc. Mr. Mori is a Director of the Company. T.J.T. Enterprises is a partnership consisting of Terrence Sheldon, President and Chief Executive Officer of the Company, and Jerry L. Radandt, a former officer of the Company. Mr. Sheldon and Mr. Radandt are equal partners in T.J.T. Enterprises. Sheldon-Homedale Family, L.P. (Homedale) is a partnership owned by the Sheldon family. Terrence Sheldon owns five percent and is a general partner of Homedale.

NOTE E—CREDIT FACILITY

    The Company has a revolving credit facility secured by receivables and inventory with a financial institution maturing in June 2001. The maximum amount available under the line of credit is $3,000,000. The interest rate on the credit line is the Federal Funds rate plus 3.25 percent. The Company has not met the various restrictive covenants attached to the revolving credit line and has obtained waivers for the noncompliance through September 30, 2000.

NOTE F—SHAREHOLDERS' EQUITY

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

NOTE G—STOCK OPTIONS

    The Company has two stock option plans which allow key employees and directors of the Company to receive incentive and non-qualified stock options. Both plans provide for the options to be granted at market price and to expire ten years from the grant date. The plans allow up to $400,000 incentive, or nonqualified options to be issued to key employees and up to 200,000 nonqualified options to be issued to directors.

	2000	1999	1998
Number of option shares
Beginning of year	78,000	125,000	115,000
Granted	275,000	68,000	10,000
Became exercisable	15,000	15,600	5,000
Expired	(13,000)	(115,000)	—
Outstanding at end of year	340,000	78,000	125,000
Exercisable at end of year	29,000	17,600	105,000
Weighted-average exercise prices
Beginning of year	$1.15	$4.07	$4.24
Granted at fair value	.75	1.03	2.00
Expired	1.02	4.24	—
Outstanding at end of year	.84	1.15	4.07
Exercisable at end of year	1.23	1.25	4.21
Range of exercise prices at September 30, 2000		$.75-2.00
Remaining weighted-average contractual life of options outstanding at September 30, 2000		9.16 years

    The Company has elected not to adopt the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). Assumptions used to calculate the income statement impact of stock options granted as if the Company had adopted FAS 123 were as follows:

	2000	1999	1998
Weighted average:
Risk-free interest rate	5.64%	4.77-5.41%	5.83%
Expected life	10 Years	10 years	10 Years
Expected volatility	74.05%	40.94%	56.86%
Expected dividends	None	None	None

    Using these assumptions, expenses related to the granting of stock options as calculated under FAS 123 were not material to the Company's results of operations.

NOTE H—INCOME TAXES

    The Company accounts for income taxes as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires deferred income taxes to be accounted for using the liability method and allows recognition of operating loss and tax credit carryforwards as deferred tax assets.

    The components of income tax expense for the years ended September 30 are as follows:

(Dollars in thousands)	2000	1999	1998
Current:
Federal	$(308)	$(16)	$318
State	(2)	(6)	53
Deferred:
Federal	(319)	(26)	(6)
State	(130)	(5)	(1)
Total	$(759)	$(53)	$364

    Deferred taxes for the years ended September 30 are as follows:

Book to tax depreciation differences	$58	$81	$107
Book to tax goodwill amortization differences	(190)	—	—
Vacation liability	(36)	(37)	(25)
Installment sales of land	(21)	(15)	(22)
Net operating loss adjustment	(231)	—	—
Total	$(420)	$29	$60

    The provision for income taxes varied from amounts computed at the federal statutory rate for the years ended September 30 as follows:

Provision at statutory rate	$(848)	$(88)	$276
Amortization of goodwill	33	33	33
State income taxes, net of federal benefit	45	3	(18)
Other non-deductible expense	19	24	21
Impairment loss	126	—	—
Other	(2)	(14)	—
Total	$(627)	$312	$312

    The net operating loss carry forward at September 30, 2000 for federal tax purposes of approximately $550,000 and state tax purposes of approximately $1,060,000 begins to expire in the year 2020 and 2014, respectively.

NOTE I—COMMITMENTS

    The Company has entered into employment agreements with the two Senior Vice Presidents providing for minimum annual base salaries of $150,000 each, one of which was reduced to $104,355 in 1999 as a condition of the contract. The contracts extend through June 24, 2001 and May 31, 2002, respectively.

NOTE J—RELATED PARTY TRANSACTIONS

    The Company has extended loans to various related parties. The notes are secured by common stock of the Company or other property. The notes mature through 2009 and have interest rates ranging from 11.50 percent to 16.77 percent. The totals of the notes and accrued interest receivable from the related parties were $237,012 and $245,841 at September 30, 2000 and 1999, respectively. Long-term portions of these notes are included in notes receivable and current portions of these notes are included as current assets in notes receivable.

    The Company sold a retail distribution location in Bend, Oregon on January 11, 1999 to Dianna L. Gordon, niece of Patricia Bradley a former director and executive officer of the Company, and Richard P. Presley dba Northwest Manufactured Housing Supply for a note bearing interest at Prime plus 2 percent. The sale included fixed assets and inventory of $194,795 with the note being secured by inventory and receivables. For fiscal year 1999, the Bend location had sales of $206,000 and an operating loss of $7,000.

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

    In October 1996, the Company made a personal loan to Jerry L. Radandt for $46,594.38. The interest rate on this loan is 12.22%. As of September 30, 2000, the loan had a principal outstanding balance of approximately $60,000. Terrence Sheldon, President and Chief Executive Officer of the Company, and Jerry L. Radandt are equal partners in T.J.T. Enterprises.

    The Company has purchased used axles and tires and freight services from J.R. Strunk, brother of Douglas Strunk, a Director of the Company. J.R. Strunk was paid $31,468, $319,845, and $910,436 for materials and services in 2000, 1999 and 1998, respectively.

    The Company purchased property held for investment from Vance Strunk, brother of Douglas Strunk a director of the Company, for $118,987 during 1998.

    The Company purchases piers and other materials used to set-up manufactured homes from SAC Industries, Inc. (SAC). SAC was owned by four individuals with each individual owning 25 percent. Ulysses B. Mori, a Director of the Company, was one of the individuals. During fiscal 1999 Mr. Mori transferred his interest in SAC to Mrs. Bradley, a director of the company until her resignation in September 2000. At September 30, 2000 Mrs. Bradley owns a controlling interest in SAC. The Company purchased $915,640, $781,305, and $565,452 of materials from SAC in 2000, 1999 and 1998, respectively.

NOTE K—EMPLOYEE BENEFITS

    The Company has a 401(k) plan through which the employer matches 50 percent of employees' contributions up to 6 percent of wages. Employees are eligible for participation in the 401(k) plan after completing one year of service. Employer contributions to the plan were $51,631, $72,647, and $63,278 in 2000, 1999 and 1998, respectively.

NOTE L—ACQUISITIONS

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

    On January 1, 1999 the Company purchased Terry Ford d/b/a Ford's Tires and Axles ("herein Ford"), located in Phoenix, Arizona for $275,000. The Company acquired cash of $24,000, accounts receivable of $84,000, inventory of $317,000, and equipment of $102,000. The Company assumed liabilities of $710,000. Based on the purchase price of $275,000, goodwill of $458,000 was recorded. The goodwill was written off in fiscal year 2000.

NOTE M—BUSINESS SEGMENTS

    The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. The Company adopted SFAS 131 in the fourth quarter of fiscal 1999. The adoption did not have any effect on the Company's financial statements, since required changes were limited to the form and content of the disclosures required.

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

Investment Real Property:

    The Company invests in and, on a limited basis, develops real estate for sale. Prior to fiscal 1999, investment real property was a passive non-operating segment with no employees and little activity rather than an operating segment. The Company intends to exit the real estate segment and no further purchases of real estate are planned.

(Dollars in thousands)	Axle & Tire Reconditioning	Housing Accessories	Investment Real Property	Total
2000
Operating revenue	$18,752	$7,577	$552	$26,881
Operating income (loss)	(1,702)	(815)	92	(2,425)
Depreciation & Amortization	605	180	9	794
1999
Operating revenue	$26,166	$8,441	35	$34,642
Operating income (loss)	56	(192)	(37)	(173)
Depreciation & Amortization	625	163	4	792
1998
Operating revenue	$25,816	$8,257	—	$34,073
Operating income (loss)	781	(56)	—	725
Depreciation & Amortization	492	99	—	591

    The Company does not assign interest income, interest expense, other expenses or income taxes to operating segments. Identifiable assets and related capital expenditures are assigned to operating locations rather than operating segments, with depreciation allocated to the segments based upon usage.

NOTE N—IMPAIRMENT LOSS

    At September 30, 2000 the Company evaluated whether an impairment of any assets existed due to the deterioration in the manufactured housing industry and continued operating losses. The evaluation determined that an impairment does exist with respect to the Phoenix, Arizona and Woodland, California recycling facilities. The recognition of this impairment was in accordance with the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, and resulted in assets being written down to their estimated discounted cash flow.

    The non-cash impairment loss of $847,000, included in the axle and tire reconditioning segment reduced the carrying values of goodwill by $767,000, property, plant, and equipment by $64,000, and other assets by $16,000. As a result of the impairment loss, the depreciation and amortization expense related to these assets will decrease in future periods.

INDEPENDENT AUDITORS' REPORT
 To the Shareholders and Board of Directors
T.J.T., Inc.
Emmett, Idaho

    We have audited the accompanying balance sheets of T.J.T., Inc., as of September 30, 2000 and 1999, and the related statements of income, cash flows, and changes in shareholders' equity for the years ended September 30, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of T.J.T., Inc., as of September 30, 2000 and 1999, and the results of its operations and its cash flows for the years ended September 30, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.

/s/ Balukoff, Lindstrom & Co., P.A.

Boise, Idaho
November 17, 2000

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Directors of the Company and executive officers are included in the Company's definitive proxy statement under Proposal 1 which is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors, and persons owning more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of such forms and written representations from certain reporting persons that they have complied with the relevant filing requirements, the Company believes that all filing requirements applicable to its executive officers, directors, and greater than 10% stockholders were complied with as of September 30, 2000, with the exception of five Form 5 annual statements of beneficial ownership covering one transaction each for Arthur J. Berry, Robert M. Harrison, Scott M. Hayes, Larry Prescott, and Joe Light which were filed two days late.

ITEM 11. EXECUTIVE COMPENSATION

    Compensation of Directors is included in the Company's definitive proxy statement under Director Compensation which is incorporated herein by reference.

    All cash compensation paid by TJT, as well as certain other compensation paid or accrued, during the last three fiscal years to the persons serving as Chief Executive Officer and other Executives earning over $100,000 is shown below.

Summary Compensation Table

	Annual Compensation(1)		Long Term Compensation
			Other Annual Compensation(2)	Stock Options Granted
Name and Principal Position	Year	Salary
Terrence J. Sheldon	2000	$131,538	$15,435	—
President, Chief Executive	1999	$172,019	$16,088	—
Officer, and Director	1998	$225,000	$47,036	—
Patricia I. Bradley	2000	$30,223	—	—
Executive Vice President,	1999	$169,553	$3,452	—
and Director	1998	$209,477	$2900	—
Ulysses B. Mori(3)(4)	2000	$104,355	—	—
Manager of New Business	1999	$142,708	$3,115	—
Development and Director	1998	$162,162	$2,596	—
Rickie K. Treadwell(4)(5)	2000	$150,000	$4,500	—
Arizona General Manager	1999	$150,000	$1,212	—
and Director	1998	$46,154	—	—

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

(4)
Mr. Mori and Mr. Treadwell are no longer executive officers of the Company.

(5)
Mr. Treadwell is currently under contract until May 31, 2002. The contract provides for minimum annual base salary of $150,000.

Involvement in Certain Legal Proceedings.

    On October 25, 2000, Brian Kelly Bradley pled guilty in the Superior Court of the State of Washington for Lewis County to four separate offenses, including one felony. Because Mr. Bradley was a first time offender, the court suspended all but one day of his sentence(s). Mr. Bradley's term as a director of the Company expires February 20, 2001.

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
Independent Auditors' Report
Balance Sheets—September 30, 2000 and 1999
Statements of Income—September 30, 2000, 1999 and 1998
Statements of Cash Flows—September 30, 2000, 1999 and 1998
Statements of Changes in Shareholders' Equity—October 1, 1997,
September 30, 1998, 1999 and 2000
2.	Financial statement schedules
Other schedules are omitted because they are not required or because the information is included in the financial statements of notes thereto
3.	Exhibits
3.1	Articles of Incorporation of T.J.T., Inc., a Washington corporation; as amended November 9, 1995, incorporated by reference to Exhibit 3.1 to the Registrant's Form SB-2 Registration Statement dated October 20, 1995, as amended December 6, 1995 (Commission File No. 33-98404).
3.2	Bylaws of T.J.T., Inc., a Washington corporation; as amended May 12, 1998, incorporated by reference to Exhibit 3.2 to the Registrant's Form SB-2 Registration Statement dated October 20, 1995, as amended December 6, 1995 (Commission File No. 33-98404).

4.1	Specimen Common Stock Certificate; incorporated by reference to Exhibit 4.1 to the Registrant's Form SB-2 Registration Statement dated October 20, 1995, as amended December 6, 1995 (Commission File No. 33-98404).
4.2	Specimen Redeemable Common Stock Purchase Warrant; incorporated by reference to Exhibit 4.2 to the Registrant's Form SB-2 Registration Statement dated October 20, 1995, as amended December 6, 1995 (Commission File No. 33-98404).
4.3	Form of Underwriter's Warrant Agreement; incorporated by reference to Exhibit 4.3 to the Registrant's Form SB-2 Registration Statement dated October 20, 1995, as amended December 6, 1995 (Commission File No. 33-98404).
4.4	Form of Warrant Agreement issued to 1995 Private Placement Investors in October 1995; incorporated by reference to Exhibit 4.4 to the Registrant's Form SB-2 Registration Statement dated October 20, 1995, as amended December 6, 1995 (Commission File No. 33-98404).
4.5	Form of Registration Rights Agreement issued in connection with 1995 Private placement; incorporated by reference to Exhibit 4.5 to the Registrant's Form SB-2 Registration Statement dated October 20, 1995, as amended December 6, 1995 (Commission File No. 33-98404).
10.1	Amendment to 1994 Stock Option Plan, dated February 22, 2000, incorporated by reference to the Registrant's Form 14A dated January 28, 2000 (Commission File No. 33-98404); 1994 Stock Option Plan; incorporated by reference to Exhibit 10.4 to the Registrant's Form SB-2 Registration Statement dated October 20, 1995, as amended December 6, 1995 (Commission File No. 33-98404).
10.2*	Amendment to 1997 Directors Stock Option Plan, dated February 22, 2000, incorporated by reference to the Registrant's Form 14A dated January 28, 2000 (Commission File No. 33-98404); 1997 Directors Stock Option Plan.
10.3*	Indemnity Agreement, dated November 24, 1999, between Joe Light and the Registrant.
10.4*	Lease dated January 1, 2000 between Sheldon Homedale Family L.P. as lessors, and the Registrant as lessee, related to facilities in Emmett, Idaho.
23.1*	Consent of Independent Auditors
27.1*	Financial Data Schedule

*
Filed herewith

(b)  Reports on Form 8-K.

    No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 2000.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T.J.T., INC. Registrant
Date: December 27, 2000	By:	/s/ TERRENCE J. SHELDON Terrence J. Sheldon, President and Chief Executive Officer
Date: December 27, 2000	By:	/s/ LARRY B. PRESCOTT Larry B. Prescott, Senior Vice President, Treasurer and Chief Financial Officer
Date: December 27, 2000	By:	/s/ MICHAEL J. GILBERG Michael J. Gilberg, Vice President and Controller

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: December 27, 2000	By:	/s/ TERRENCE J. SHELDON Terrence J. Sheldon, President, Chief Executive Officer, and Chairman of the Board of Directors
Date: December 27, 2000	By:	/s/ ULYSSES B. MORI Ulysses B. Mori, Senior Vice President and Corporate Sales Manager and Director
Date: December 27, 2000	By:	/s/ RICKIE K. TREADWELL Rickie K. Treadwell, Senior Vice President, General Manager of the Company's Phoenix Arizona facility and Director
Date: December 27, 2000	By:	/s/ LARRY B. PRESCOTT Larry B. Prescott, Senior Vice President, Treasurer, Chief Financial Officer and Director

Date: December 27, 2000	By:	/s/ B. KELLY BRADLEY B. Kelly Bradley, Corporate Purchasing and Inventory Control Manager and Director
Date: December 27, 2000	By:	/s/ DARREN M. BRADLEY Darren M. Bradley, General Manager of the Centralia, Washington and Salem, Oregon facilities and Director
Date: December 27, 2000	By:	/s/ DOUGLAS A. STRUNK Douglas A. Strunk, Sales Manager—Idaho Facility and Director
Date: December 27, 2000	By:	/s/ ROBERT M. HARRISON Robert M. Harrison, Senior Vice President, Chief Operating Officer and Director
Date: December 27, 2000	By:	/s/ SCOTT M. HAYES Scott M. Hayes, Director
Date: December 27, 2000	By:	/s/ ARTHUR J. BERRY Arthur J. Berry, Director
Date: December 27, 2000	By:	/s/ JOE LIGHT Joe Light, Director

CONSENT OF INDEPENDENT PUBLIC AUDITORS

To T.J.T., Inc.

    As independent auditors, we hereby consent to the incorporation by reference of our report dated November 17, 2000, included in this Form 10-K, into the Company's previously filed Registration Statement on Form SB-2 File No. 33-98404 as filed with the Securities and Exchange Commission.

Balukoff, Lindstrom & Co. P.A.

Boise, Idaho
December 27, 2000

INVESTOR INFORMATION

Corporate Headquarters

    T.J.T., Inc.

    843 North Washington

    P.O. Box 278

    Emmett, Idaho 83617

Stock Exchange Listing

    T.J.T., Inc.'s common stock is traded on the OTC Bulletin Board under the symbol AXLE.

Public Information

    Financial analysts, stockbrokers, interested investors and others can obtain additional information by contacting:

    Larry B. Prescott

    Chief Financial Officer

    (208) 365-5321

Transfer Agent

    Corporate Stock Transfer

    3200 Cherry Creek Drive South

    Suite 430

    Denver, Colorado 80209

    (303) 282-4800

Annual Meeting

    The annual shareholders meeting of T.J.T., Inc. will be held:

    Tuesday, February 20, 2001

    10:00 a.m., Mountain Standard Time

    Statehouse Inn

    Boise, Idaho

    Proxy material will be mailed to shareholders of record prior to the meeting.

Independent Public Accountants

    Balukoff Lindstrom & Co., P.A.

    Boise, Idaho

Legal Counsel

    Moffatt, Thomas, Barrett, Rock & Fields, Chtd.

    Boise, Idaho

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
T.J.T., INC.—FORM 10-K INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
T.J.T., INC. NOTES TO FINANCIAL STATEMENTS September 30, 2000, 1999 and 1998
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. EXHIBITS, STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
  CONSENT OF INDEPENDENT PUBLIC AUDITORS
  INVESTOR INFORMATION