Form 10-Q
period 2000-12-31
TJT INC
filed 2001-02-16
CIK 1002577

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended

December 31, 2000

Commission File Number 33-98404

T.J.T., INC.
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	82-0333246 (IRS Employer Identification No.)
843 North Washington, P.O. Box 278, Emmett, Idaho 83617 (Address of principal executive offices)
(208) 365-5321 (Issuer's telephone number)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days. Yes /x/  No / /

    At December 31, 2000, the registrant had 4,854,739 shares of common stock outstanding.

T.J.T., INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

T.J.T., INC.
BALANCE SHEETS (unaudited)
(Dollars in thousands)

	Dec. 31 2000	Sept. 30 2000
Current assets:
Cash and cash equivalents	$37	$54
Accounts receivable and notes receivable (net of allowance for doubtful accounts of $89 and $8)	978	1,893
Income taxes receivable	296	296
Inventories	4,242	3,816
Prepaid expenses and other current assets	65	43

Total current assets	5,618	6,102
Property, plant and equipment, net of accumulated depreciation	1,201	1,320
Notes receivable	564	567
Real estate held for investment	635	649
Deferred charges and other assets	172	192
Deferred tax asset	548	420
Goodwill	848	867

Total assets	$9,586	$10,117

Current liabilities:
Line of credit	$1,632	$1,787
Accounts payable	616	699
Accrued liabilities	366	435

Total current liabilities	2,614	2,921
Deferred income and other noncurrent obligations	148	149

Total liabilities	2,762	3,070
Shareholders' equity:
Common stock, $.001 par value; 10,000,000 shares authorized; 4,854,739 shares issued and outstanding	5	5
Common stock warrants	—	113
Capital surplus	6,181	6,068
Retained earnings	1,031	1,254
Treasury stock (351,200 shares at cost)	(393)	(393)

Total shareholders' equity	6,824	7,047

Total liabilities and shareholders' equity	$9,586	$10,117

See accompanying notes to financial statements.

T.J.T., INC.
STATEMENTS OF INCOME (unaudited)
(Dollars in thousands except per share amounts)

	For the three months ended December 31,
	2000	1999
Sales (net of returns and allowances):
Axles and tires	$3,880	$4,387
Accessories and siding	1,636	1,922

Total sales	5,516	6,309
Cost of goods sold	4,624	5,305

Gross profit	892	1,004
Selling, general and administrative expenses	1,277	1,615

Operating income (loss)	(385)	(611)
Interest income	21	20
Interest expense	(39)	(34)
Other income	6	—
Investment property income	47	146

Income before taxes (loss)	(350)	(479)
Income taxes (benefit)	(127)	(168)

Net income (loss)	$(223)	$(311)

Net income (loss) per common share	$(.05)	$(.07)
Weighted average shares outstanding	4,503,539	4,551,655

See accompanying notes to financial statements.

T.J.T., INC.
STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	For the three months ended December 31,
	2000	1999
Cash flows from operating activities:
Net income (loss)	$(223)	$(311)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160	208
(Gain) loss on sale of assets	(52)	(1)
Change in receivables	916	607
Change in inventory	(426)	(665)
Change in prepaid expenses and other current assets	(22)	22
Change in accounts payable	(83)	(151)
Change in taxes	(128)	(168)
Change in other assets and liabilities	(70)	(137)

Net cash used by operating activities	72	(596)

Cash flows from investing activities:
Additions to property, plant and equipment	(3)	(53)
Payments on notes receivable	2	37
Proceeds from sale of assets	8	—
Land purchased for investment	—	(431)
Sale of land	59	88

Net cash used by investing activities	66	(359)

Cash flows from financing activities:
Net proceeds from credit line	(155)	1,029
Treasury stock transactions	—	(71)

Net cash provided by financing activities	(155)	958

Net increase (decrease) in cash and cash equivalents	(17)	3
Cash and cash equivalents at October 1	54	129

Cash and cash equivalents at December 31	$37	$132

Supplemental information:
Interest paid	$39	$34
Income taxes paid, net of refunds	—	—
Noncash transactions:
Sale of land by issuance of notes receivable	$—	$41

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

NOTE B—INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out and average cost methods) or market.

	Dec 31, 2000	Sept. 30, 2000
	(Dollars in thousands)
Raw materials	$2,599	$1,337
Finished goods	1,643	2,479

Total	$4,242	$3,816

NOTE C—PROPERTY, PLANT AND EQUIPMENT

	Dec 31, 2000	Sept. 30, 2000
	(Dollars in thousands)
Land and building	$386	$386
Leasehold improvements	369	369
Furniture and equipment	1,101	1,101
Vehicles and trailers	1,326	1,345

	3,182	3,418
Less accumulated depreciation	1,981	1,881

Net property, plant and equipment	$1,201	$1,320

NOTE D—SHAREHOLDERS' EQUITY

    Authorized stock of the company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. No shares of preferred stock have been issued. The company also had 4,500,644 warrants to purchase common stock which expired on December 21, 2000.

    The company has a stock option plan which allows officers, directors and key employees of the company to receive non-qualified and incentive stock options. The company did not award any stock options to directors and officers during the quarter ended December 31, 2000. There were options for 260,000 shares of stock available for grant at December 31, 2000.

NOTE E—SEGMENT DISCLOSURE

    The Company operates in two business segments: Axles and Tire Reconditioning and Housing Accessories. These segments have been determined by evaluating the Company's internal reporting structure and nature of products offered. Investment Real Property was previously reported as a segment but is now a non-operating part of the business due to the low level of sales and management's intent to discontinue these activities when current property is sold.

    Axles and Tire Reconditioning: The Company provides reconditioned axles and tires to manufactured housing factories.

    Housing Accessories: The Company provides skirting, siding, and other aftermarket accessories to manufactured housing dealers and contractors.

	Axle & Tire Reconditioning	Housing Accessories	Total
Three months ended Dec 31, 2000
Operating revenue	3,880	1,636	5,516
Operating income (loss)	(296)	(89)	(385)
Depreciation	121	39	160
Three months ended Dec 31, 1999
Operating revenue	4,387	1,922	6,309
Operating income (loss)	(345)	(266)	(611)
Depreciation	158	50	208

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    All period references are to the three month period ended December 30, 2000 and 1999, unless otherwise indicated. Quarterly financial results may not be indicative of the financial results for any future period. This Form 10-Q contains certain forward-looking statements which are based on management's current expectations. The Company has identified risk factors which could cause actual results to differ substantially from the forward looking statements. These risk factors include, but are not limited to, general economic conditions, changes in interest rates, availability of financing, real estate values, competitive pressure on both the purchasing of used axles and tires from manufactured housing dealers and the selling of refurbished axles and tires to manufactured housing factories, adverse weather conditions, the economic viability of our customers and vendors, changes in legislation or regulations, and availability of qualified employees.

    The following table sets forth the operating data of the company as a percentage of net sales for the periods listed below:

	Three Months Ended
	Dec 30, 2000	Dec 30, 1999
Axle and tire reconditioning	70.3%	69.5%
Manufactured housing accessories and siding	29.7	30.5
Gross margin	16.2	15.9
Selling expense	16.4	17.7
Administrative expense	6.8	7.9
Interest expense	0.7	0.5
Interest income	0.4	0.3
Investment property income	0.9	2.3
Other income (expense)	0.1	0.0

    Sales were $5.5 million for the three months ended December 31, 2000 compared to $6.3 million in the same quarter a year ago. Gross profit was $892,000 compared to $1,004,000 for the same quarter in 1999. Gross margin for the quarter was 16.2 percent compared to 15.9 percent for the same period a year ago.

    The manufactured housing industry continues to experience an overabundance of new and used homes due in part to overproduction as well as a decrease in consumer demand due to a tightening of credit requirements. Manufactured housing production facilities as well as numerous sales centers have closed and/or filed for bankruptcy. In the Company's market area the decrease in manufactured housing production from the quarter ended December 31, 1999 to the quarter ended December 31, 2000 was approximately 26% according to statistics from the National Conference of States on building Codes and Standards. The decrease in manufactured housing production has also resulted in an relative excess supply of axles and tires. At December 31, 2000 the Company still has a significant amount of inventory purchased at prices higher than current market acquisition prices. Based on current sales prices the company expects to show limited profit margin on sales of the higher priced inventory.

    On January 11, 2001 American Homestar Corp (Homestar) filed a petition for bankruptcy under Chapter 11 of the US Bankruptcy Code. Information is not yet available on the recovery, if any, that the Company will be able to collect of the $72,000 in receivables that was due from Homestar. During the quarter ended December 31, 2000 the Company wrote off $65,000 of the $72,000 that was due from Homestar. Homestar represented approximately 4% of the Company's sales.

    Due to the losses at the Company's Colorado plant, management has decided to scale back activities at the plant to those necessary to service the plants two main customers. Less than ten employees are expected to remain after the shutdown is completed on February 16, 2001. The Colorado plant had losses of $135,000 and $93,000 for the quarters ended December 31, 2000 and 1999, respectively. The Company expects sales to decrease approximately $350,000 annually due to the shutdown.

    Selling and general administrative expenses decreased $338,000 during the quarter compared to the same quarter a year ago primarily as a result of decreased payroll costs of $289,000.

Liquidity and Capital Resources

    Historically, the company's principal sources of liquidity have been retained earnings from operations as well as borrowings under a revolving line of credit with a bank. The company has a $3,000,000 maximum bank line of credit secured by designated percentages of eligible accounts receivable and inventories which expires June 30, 2001. The credit line bears interest at the Federal Funds rate plus 3.25 percent. The Company has not met the various restrictive covenants attached to the revolving credit line and has obtained waivers for the noncompliance through December 31, 2000.

    Authorized stock of the company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. No shares of preferred stock have been issued. The company also had 4,500,644 warrants to purchase common stock which expired on December 21, 2000.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    Nothing to report

Item 2. Changes in Securities

    Nothing to report

Item 3. Defaults Upon Senior Securities

    Nothing to report

Item 4. Submission of Matters to a Vote of Security Holders

    Nothing to report

Item 5. Other Information

    Nothing to report

6. Exhibits and Reports on Form 8-K

(a)
No exhibits required to be filed.

(b)
No reports on Form 8-K were filed during the quarter ended December 31, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

T.J.T., INC. Registrant
Date: February 14, 2001	By:	/s/ LARRY B. PRESCOTT Larry B. Prescott Senior Vice President and Chief Financial Officer

QuickLinks

T.J.T., INC.
TABLE OF CONTENTS PART I. FINANCIAL INFORMATION
T.J.T., INC. BALANCE SHEETS (unaudited) (Dollars in thousands)
T.J.T., INC. STATEMENTS OF INCOME (unaudited) (Dollars in thousands except per share amounts)
T.J.T., INC. STATEMENTS OF CASH FLOWS (unaudited) (Dollars in thousands)
T.J.T., INC. NOTES TO FINANCIAL STATEMENTS (unaudited)
SIGNATURES