Form 10-K/A
period 2000-09-30
TJT INC
filed 2001-04-03
CIK 1002577

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000

Commission File Number 33-98404

T.J.T., INC.
(Exact name of registrant as specified in its charter)

WASHINGTON	82-0333246
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

843 North Washington, P.O. Box 278, Emmett, Idaho 83617

(Address of principal executive offices)

(208) 365-5321
(Registrant's telephone number)

Securities registered under Section 12 (b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	OTC Bulletin Board
Redeemable Common Stock Purchase Warrants

Securities registered under Section 12 (g) of the Exchange Act:

Common Stock, $.001 par value
(Title of class)
Redeemable Common Stock Purchase Warrants
(Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   Registrant's revenues for the fiscal year ended September 30, 2000 were $26,881,000.

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

    The Company believes it has greater financial resources, a larger geographical presence, and a better reputation for quality, honesty, reliability, and service than it's competitors. The Company believes it's competitors have a lower cost structure which enables them to acquire market share where price is the customers primary concern.

    The Company has two main competitors and numerous smaller competitors, with all competitors believed to be privately held companies having between one and twenty-five employees. The Company very roughly estimates that it has a 60% market share, and is roughly three times larger than it's largest competitor. Since the Company is the only company with readily discernable revenues and industry totals are unknown, estimating market share involves extrapolating numerous estimates and results in a market share number subject to questionable accuracy.

  Accessories and Siding

    The Company competes for accessory and siding sales with building materials distributors and recreational vehicle wholesale suppliers which are numerous in all of the Company's market areas.

    The Company competes with numerous competitors for accessories and siding sales with availability and price being the principal methods of competition. The Company believes it has lower prices than local stores providing immediate access to accessories and higher prices than regional distributors providing two to fourteen day access. The Company delivers accessories to everywhere in its market area on a daily to weekly basis.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock and Redeemable Common Stock Purchase Warrants are registered on the OTC Bulletin Board under the symbol "AXLE" and "AXLEW." The table below shows the high and low sales prices of the Common Stock and the Warrants for each of the last eight fiscal quarters:

	Quarter Ended 9/30/00	Quarter Ended 6/30/00	Quarter Ended 3/31/00	Quarter Ended 12/31/99
Common Stock:
High	2 9/64	1	1 1/8	1 1/16
Low	1/4	23/64	1/2	21/32
Quarter-end	9/32	13/32	13/16	21/32
Warrants:
High	.01	.01	.001	3/32
Low	.001	.001	.001	.001
Quarter-end	.001	.01	.001	.001
	Quarter Ended 9/30/99	Quarter Ended 6/30/99	Quarter Ended 3/31/99	Quarter Ended 12/31/98
Common Stock:
High	1 1/4	1 3/8	1 5/16	1 3/8
Low	1	3/4	1	1
Quarter-end	1 1/64	1 3/32	1	1 1/16
Warrants:
High	3/32	1/8	1/8	1/8
Low	1/32	1/32	1/32	1/32
Quarter-end	1/32	1/16	1/32	1/16

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

ITEM 6. SELECTED FINANCIAL DATA

Fiscal Year Ended September 30
(Dollars in thousands except per share amounts)

	2000	1999	1998	1997	1996
Operating data:
Sales	$26,881	$34,642	$34,073	$25,441	$12,656
Cost of goods sold	22,502	28,446	27,946	21,004	10,349
Selling, general and administrative expenses	5,957	6,369	5,402	3,802	1,986
Impairment loss	847	—	—	—	—
Net income (loss)	(1,720)	(207)	446	477	318
Share data
Net income (loss)	(.38)	(.04)	.09	.11	.10
Weighted average shares outstanding	4,506,210	4,773,731	4,844,704	4,514,679	3,335,039
Balance sheet data:
Cash	54	129	204	835	2,737
Current assets	6,102	6,265	6,606	6,306	5,591
Property, plant & equipment, net	1,320	1,862	1,944	1,318	511
Total assets	10,117	11,338	11,054	10,140	6,998
Current liabilities	2,921	2,311	1,929	1,470	647
Long-term liabilities	149	189	196	199	127
Shareholder's equity	7,047	8,838	8,929	8,471	6,224

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

    The Company estimates that an approximate 60% market share has been maintained over the last several years although since industry totals are unknown, estimating market share includes extrapolating numerous estimates and results in a market share number subject to questionable accuracy.

Results of Operations

    The following table summarizes the Company's revenues and expenses by major categories as a percent of sales for 2000, 1999 and 1998:

	2000	1999	1998
Axle and tire reconditioning	69.8%	75.5%	75.8%
Manufactured housing accessories and siding	28.2	24.4	24.2
Investment property income	2.0	0.1	—
Gross margin	16.3	17.9	18.0
Selling expense	12.4	13.4	9.2
Administrative expense	6.6	5.0	6.6
Impairment loss	3.2	—	—
Interest income (expense)	(.3)	0.0	0.2
Other expense	0.1	0.2	—
	2000	1999	1998
Axles and Tires:
Operating revenue	$18,752	$26,166	$25,816
Cost of goods	16,507	22,431	21,943
Gross profit	2,245	3,735	3,873
Selling, general administrative expense	3,100	3,679	3,092
Impairment loss	847	—	—
Operating income (loss)	(1,702)	56	781
Accessories and Siding:
Operating revenue	7,577	8,441	8,257
Cost of goods	5,613	6,015	6,003
Gross profit	1,964	2,426	2,254
Selling, general administrative expense	2,779	2,618	2,310
Operating income (loss)	(815)	(192)	(56)
Investment Property:
Operating revenue	552	35	—
Cost of goods	382	—	—
Gross profit	170	35	—
Selling, general administrative expense	78	72	—
Operating income (loss)	92	(37)	—

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

    The impairment loss of $847,000 consisted of $360,000 of goodwill, $11,000 of merger costs, and $21,000 of property, plant, and equipment related to the Woodland, California acquisition completed in fiscal 1997 and $407,000 of goodwill, $4,000 of merger costs, and $44,000 of property, plant, and equipment related to the Phoenix, Arizona acquisition completed in fiscal 1999. All goodwill attributable to the California and Arizona acquisitions has been impaired. The California and Arizona locations experienced increases in sales subsequent to acquisition with further increases in sales and operational performances expected by management until the rapid deterioration in the manufactured housing industry during fiscal 2000. Due to the deterioration in the industry the Company no longer expects to fully recover the book value assigned to the California and Arizona acquisitions as projected increases in sales and operational performance are sufficient to produce positive cash flow, but insufficient to also cover the amortization of goodwill, merger costs, and certain items of property, plant, and equipment.

    The manufactured housing industry continues to experience an overabundance of new and used homes due in part to overproduction as well as a decrease in consumer demand due to a tightening of credit requirements. In the Company's market area the decrease in manufactured housing production from fiscal 1999 to 2000 was approximately 24%. The Company expects this downward trend to continue, at least in the short term, and expects sales for fiscal 2001 to be approximately at the fiscal 2000 level. The Company continues to take steps to decrease costs in an attempt to match our customers decrease in production. Should this downward trend continue, the Company will have to continue to take steps to decrease costs such as shutting down locations, or parts of locations, reducing personnel, and reducing inventory. These steps have the general desired effect of reducing costs but also make servicing present customers more difficult.

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

    The Company intends to exit the investment property segment. Although no formal plan has been approved or even developed, a general consensus exists among management as well as the Board of Directors that further investments in investment property are not warranted as they are not sufficiently related to our core manufactured housing related business.

    Investment property is being attempted to be sold through listings with real estate agents, through an employee whose job is to facilitate such sales, and possibly through an auction for certain pieces which remain unsold. No timeline exists for when investment property will finally be disposed of.

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

    At September 30, 2000, $1,610,000 was outstanding under the line of credit. Although a waiver was obtained from the lender, the Company was not in compliance with a cash flow coverage covenant. A minimum tangible equity of $6,000,000 is required by another covenant which the Company was in compliance with at September 30, 2000. It is likely that waivers will be required for both the cash flow coverage as well as the minimum tangible equity covenants as long as the Company has net losses.

    While waivers for noncompliance have so far been obtained by the Company, there is no assurance that waivers will be obtained in the future, if needed. Should the Company be unable to obtain a waiver or be unable to obtain a waiver at an acceptable cost, the Company may be required to pay down the operating line or convert the operating line to an asset based loan. Asset based loans typically have a 2-5% higher interest rate than lines of credit.

    The Company expects that cash flow from operations combined with the line of credit will be a sufficient source of liquidity in order to fund operations. Although the manufactured housing industry has been deteriorating over the past year management expects that, even with decreased sales and margins, inventory could be sold and not replaced, or replaced at lower cost resulting in sufficient liquidity even within the deteriorating industry.

    In order to reduce cash outflow, as well as improve performance, the unit purchase cost of axles and tires was reduced subsequent to year end. The reduction in unit purchase cost was generally accepted within the industry as a nationwide surplus of axles and tires exists due to the decreased production and resulting fewer homes requiring axles and tires. While cash outflow decreased at the same time that purchase costs were reduced, about three months of inventory must be sold before the decreased purchase costs are reflected in operations.

Other Events

    The Board of Directors authorized a stock repurchase plan of 500,000 shares in May 1999. This plan was in addition to 240,000 additional shares authorized in November 1998. The shares authorized for repurchase account for approximately 15 percent of the Company's outstanding stock.

    During fiscal 1999 $99,875 of the $260,000 loss before income taxes was attributable to the writeoff of a securities subscription agreement with a group of investors. Two out of six investors failed to pay their portion of the $470,000 subscription to which they had contractually agreed. The Company has exhausted all methods of collecting the amounts due under the subscription agreement short of litigation. Because the Company has not been able to identify assets owned by either of the individuals from which a judgment could be paid, the Company has been reluctant to incur the substantial costs necessary to bring the litigation to obtain such a judgment. The two individuals are not employees of the Company and are also not known to be shareholders.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

T.J.T., INC.—FORM 10-K
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

T.J.T., INC.

BALANCE SHEETS

(Dollars in thousands)

At September 30,	2000	1999
Current assets:
Cash and cash equivalents	$54	$129
Accounts receivable and notes receivable (net of allowance for doubtful accounts of $8 and $35)	1,893	1,925
Income taxes receivable	296	100
Inventories	3,816	4,021
Prepaid expenses and other current assets	43	90

Total current assets	6,102	6,265
Property, plant and equipment, net of accumulated depreciation	1,320	1,862
Notes receivable	330	326
Notes receivable from related parties	237	246
Real estate held for investment	649	600
Deferred charges and other assets	192	268
Deferred tax asset	420	—
Goodwill	867	1,771

Total assets	$10,117	$11,338

Current liabilities:
Line of credit	$1,787	$1,159
Accounts payable	699	657
Accrued liabilities	435	495

Total current liabilities	2,921	2,311
Deferred income and other noncurrent obligations	149	160
Deferred income taxes	—	29

Total liabilities	3,070	2,500

Shareholders' equity:
Common stock, $.001 par value; 10,000,000 shares authorized; 4,854,739 shares issued and outstanding	5	5
Common stock warrants	113	113
Capital surplus	6,068	6,068
Retained earnings	1,254	2,974
Treasury stock (351,200 and 279,800 shares at cost)	(393)	(322)

Total shareholders' equity	7,047	8,838

Total liabilities and shareholders' equity	$10,117	$11,338

See accompanying notes to financial statements.

T.J.T., INC.

STATEMENTS OF OPERATION

(Dollars in thousands, except per share amounts)

For the year ended September 30,	2000	1999	1998
Sales (net of returns and allowances):
Axles and tires	$18,752	$26,166	$25,816
Accessories and siding	7,577	8,441	8,257
Investment property income	552	35	—

Total sales	26,881	34,642	34,073
Cost of goods sold
Axles and tires	16,507	22,431	21,943
Accessories and siding	5,613	6,015	6,003
Investment property income	382	—	—

Cost of goods sold	22,502	28,446	27,946
Gross profit	4,379	6,196	6,127
Selling, general and administrative expenses	5,957	6,369	5,402
Impairment loss	847	—	—

Operating income (loss)	(2,425)	(173)	725
Interest income	72	81	76
Interest expense	(156)	(67)	(14)
Income on investment property (non-operating)	—	—	23
Other income (expense)	30	(101)	—

Income (loss) before taxes	(2,479)	(260)	810
Income taxes (benefit)	(759)	(53)	364

Net income (loss)	$(1,720)	$(207)	$446

Net income (loss) per common share	$(0.38)	$(0.04)	$.09
Weighted average shares outstanding	4,506,210	4,773,731	4,844,704

See accompanying notes to financial statements.

T.J.T., INC.

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the year ended September 30,	2000	1999	1998
Cash flows from operating activities:
Net income (loss)	$(1,720)	$(207)	$446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	794	792	591
Impairment Loss	847	—	—
(Gain) loss on sale of assets	(30)	2	28
Change in receivables	34	271	(305)
Change in inventory	205	(95)	(236)
Change in prepaid expenses and other current assets	47	(146)	(264)
Change in accounts payable	42	(646)	501
Change in taxes	(645)	(8)	(136)
Change in other assets and liabilities	(104)	(78)	53

Net cash provided/used by operating activities	(530)	(115)	678

Cash flows from investing activities:
Additions to property, plant and equipment	(94)	(364)	(897)
Issuance of notes receivable	(10)	(3)	(46)
Payments on notes receivable	44	33	121
Proceeds from sale of assets	36	—	—
Land purchased for investment	(439)	(308)	(119)
Sale of land purchased for investment	361	56	—
Net cash paid for Ford acquisition	—	(251)	—
Net cash paid for Hanger acquisition	—	—	(320)
Direct acquisition costs	—	(4)	(10)

Net cash used by investing activities	(102)	(841)	(1,271)

Cash flows from financing activities:
Treasury stock transactions	(71)	(278)	(5)
Proceeds from stock subscriptions receivable	—	—	17
Proceeds from debt	1,243	1,505	—
Payments on debt	(615)	(346)	(50)

Net cash provided/used by financing activities	557	881	(38)

Net decrease in cash and cash equivalents	(75)	(75)	(631)
Cash and cash equivalents at October 1	129	204	835

Cash and cash equivalents at September 30	$54	$129	$204

Supplemental information:
Interest paid	$156	$67	$14
Income taxes payments, net of refunds	(114)	81	500
Noncash transactions:
Sale of land by issuance of note receivable	$31	$98	$—
Impairment loss	847	—	—
Acquisition of property, plant and equipment by capital lease	—	22	40
Reaquisition of investment property by cancellation of note receivable	—	38	—
Sale of Bend, Oregon location by note receivable	—	195	—
Offset of subscription receivable against accrued payable	—	294	—
Write off of subscription receivable	—	100	—

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

Deferred Charges and Other Assets

    Deferred charges and other assets consist primarily of prepaid consulting fees and direct out-of-pocket or incremental legal and accounting fees capitalized as merger costs incurred in connection with the Bradley Enterprises, Inc., Leg-it Tire Co., Inc. and Ford's Tires and Axles acquisitions. The prepaid merger costs are being amortized over five years on the straight-line method.

Goodwill

    Goodwill consists of the excess of purchase price paid over net assets acquired. Goodwill is amortized over 15 years on the straight-line method and is presented net of amortization. The carrying amount of unamortized goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. During Fiscal 2000 unamortized goodwill in the amount of $767,000 was written off.

	2000	1999	1998
	(Dollars in thousands)
Goodwill at October 1	$1,771	$1,440	$1,396
Purchased additions	—	458	143
Amortization	(137)	(127)	(99)
Impairment loss	(767)	—	—

Goodwill at September 30	867	1,771	1,440

    The impairment loss of $847,000 consisted of $360,000 of goodwill, $11,000 of merger costs, and $21,000 of property, plant, and equipment related to the Woodland, California acquisition completed in fiscal 1997 and $407,000 of goodwill, $4,000 of merger costs, and $44,000 of property, plant, and equipment related to the Phoenix, Arizona acquisition completed in fiscal 1999. All goodwill attributable to the California and Arizona acquisitions has been impaired. The California and Arizona locations experienced increases in sales subsequent to acquisition with further increases in sales and operational performances expected by management until the rapid deterioration in the manufactured housing industry during fiscal 2000. Due to the deterioration in the industry the Company no longer expects to fully recover the book value assigned to the California and Arizona acquisitions as projected increases in sales and operational performance are sufficient to produce positive cash flow, but insufficient to also cover the amortization of goodwill, merger costs, and certain items of property, plant, and equipment.

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

    All warrants and options are antidilutive for each year presented. For fiscal 2000, 4,500,644 warrants and 340,000 stock options were excluded from the computation of diluted earnings per share as they were antidilutive. The warrants and stock options could potentially be dilutive to earnings per share in the future.

Revenue Recognition

    The Company recognizes revenue at the time delivery is made to the customer, or when used by the customer in the case of consigned inventory. No agreements exist requiring any performance by the Company subsequent to the sale.

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

Reclassifications

    Certain amounts have been reclassified to conform with the 2000 presentation.

NOTE B—INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out and average cost methods) or market.

	2000	1999
	(Dollars in thousands)
Raw materials	$1,337	$1,271
Finished goods	2,479	2,750

Total	$3,816	$4,021

NOTE C—PROPERTY, PLANT AND EQUIPMENT

	2000	1999
	(Dollars in thousands)
Land and building	$386	$389
Leasehold improvements	369	400
Furniture and equipment	1,101	1,184
Vehicles and trailers	1,345	1,445

	3,201	3,418
Less accumulated depreciation	1,881	1,556

Net property, plant and equipment	$1,320	$1,862

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

    The future minimum payments by fiscal year under noncancellable operating lease agreements at September 30, 2000 were:

(Dollars in thousands)
2001	$335
2002	303
2003	109
2004	7
2005	—
Thereafter	—

Total	$754

    Rental expense and rent paid to related parties were:

	2000	1999	1998
	(Dollars in thousands)
Rental expense	$328	$322	$394
Rent paid to related parties:
MBFI, Inc.	110	98	103
Ulysses Mori	56	56	56
T.J.T. Enterprises	32	33	34
Sheldon-Homedale Family, L.P.	23	18	—

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

NOTE G—STOCK OPTIONS

    The Company has two stock option plans which allow key employees and directors of the Company to receive incentive and non-qualified stock options. Both plans provide for the options to be granted at market price and to expire ten years from the grant date. The plans allow up to 400,000 incentive, or nonqualified options to be issued to key employees and up to 200,000 nonqualified options to be issued to directors.

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

    The components of income tax expense for the years ended September 30 are as follows:

	2000	1999	1998
	(Dollars in thousands)
Current:
Federal	$(308)	$(16)	$318
State	(2)	(6)	53
Deferred:
Federal	(319)	(26)	(6)
State	(130)	(5)	(1)

Total	$(759)	$(53)	$364

    Deferred taxes for the years ended September 30 are as follows:

Book to tax depreciation differences	$58	$81	$107
Book to tax goodwill amortization differences	(190)	—	—
Vacation liability	(36)	(37)	(25)
Installment sales of land	(21)	(15)	(22)
Net operating loss adjustment	(231)	—	—

Total	$(420)	$29	$60

    The provision for income taxes varied from amounts computed at the federal statutory rate for the years ended September 30 as follows:

Provision at statutory rate	$(848)	$(88)	$276
Amortization of goodwill	33	33	33
State income taxes	(87)	(8)	34
Other non-deductible expense	19	24	21
Impairment loss	126	—	—
Other	(2)	(14)	—

Total	$(759)	$(53)	$364

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

    The impairment loss of $847,000 consisted of $360,000 of goodwill, $11,000 of merger costs, and $21,000 of property, plant, and equipment related to the Woodland, California acquisition completed in fiscal 1997 and $407,000 of goodwill, $4,000 of merger costs, and $44,000 of property, plant, and equipment related to the Phoenix, Arizona acquisition completed in fiscal 1999. All goodwill attributable to the California and Arizona acquisitions has been impaired. The California and Arizona locations experienced increases in sales subsequent to acquisition with further increases in sales and operational performances expected by management until the rapid deterioration in the manufactured housing industry during fiscal 2000. Due to the deterioration in the industry the Company no longer expects to fully recover the book value assigned to the California and Arizona acquisitions as projected increases in sales and operational performance are sufficient to produce positive cash flow, but insufficient to also cover the amortization of goodwill, merger costs, and certain items of property, plant, and equipment.

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

	Axle & Tire Reconditioning	Housing Accessories	Investment Real Property	Total
	(Dollars in thousands)
2000
Operating revenue	$18,752	$7,577	$552	$26,881
Operating income (loss)	(1,702)	(815)	92	(2,425)
Depreciation & Amortization	605	180	9	794
1999
Operating revenue	$26,166	$8,441	35	$34,642
Operating income (loss)	56	(192)	(37)	(173)
Depreciation & Amortization	625	163	4	792
1998
Operating revenue	$25,816	$8,257	—	$34,073
Operating income (loss)	781	(56)	—	725
Depreciation & Amortization	492	99	—	591

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

    The impairment loss of $847,000 consisted of $360,000 of goodwill, $11,000 of merger costs, and $21,000 of property, plant, and equipment related to the Woodland, California acquisition completed in fiscal 1997 and $407,000 of goodwill, $4,000 of merger costs, and $44,000 of property, plant, and equipment related to the Phoenix, Arizona acquisition completed in fiscal 1999. All goodwill attributable to the California and Arizona acquisitions has been impaired. The California and Arizona locations experienced increases in sales subsequent to acquisition with further increases in sales and operational performances expected by management until the rapid deterioration in the manufactured housing industry during fiscal 2000. Due to the deterioration in the industry the Company no longer expects to fully recover the book value assigned to the California and Arizona acquisitions as projected increases in sales and operational performance are sufficient to produce positive cash flow, but insufficient to also cover the amortization of goodwill, merger costs, and certain items of property, plant, and equipment.

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

Summary Compensation Table

Annual Compensation(1)						Long Term Compensation
Name and Principal Position	Year	Salary		Other Annual Compensation(2)		Stock Options Granted
Terrence J. Sheldon President, Chief Executive Officer, and Director	2000 1999 1998	$ $ $	131,538 172,019 225,000	$ $ $	15,435 16,088 47,036	— — —
Patricia I. Bradley Executive Vice President, and Director	2000 1999 1998	$ $ $	30,223 169,553 209,477	$ $	— 3,452 2,900	— — —
Ulysses B. Mori(3)(4) Manager of New Business Development and Director	2000 1999 1998	$ $ $	104,355 142,708 162,162	$ $	— 3,115 2,596	— — —
Rickie K. Treadwell(4)(5) Arizona General Manager and Director	2000 1999 1998	$ $ $	150,000 150,000 46,154	$ $	4,500 1,212 —	— — —

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

    For purposes of calculating the aggregate market value of the voting stock held by non-affiliates as set forth on the cover page of this Form 10-K, the Company has assumed that affiliates are those persons identified in the portion of the definitive proxy statement identified above. Securities Subscription Agreement

    The Company sold 400,000 shares of its common stock to a private investor group in exchange for a note receivable of $470,000 in January 1995. Three members of the group qualify as related parties. Robert M. Rubin holds greater than five percent of the outstanding stock, Stephen A. Weiss was a director of the Company until he resigned on June 15, 1997, and Arthur J. Berry is a director of the Company. Mr. Berry paid $58,750, plus interest, representing his portion of the note on March 20, 1997. Mr. Weiss' $70,500 portion of the note receivable was written off during 1999 due to the uncertainty of collection. Mr. Rubin's $293,750 portion of the note receivable was offset in fiscal 1999 against a payable due Mr. Rubin.

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
10.3*	Indemnity Agreement, dated November 24, 1999, between Joe Light and the Registrant.
10.4*	Lease dated January 1, 2000 between Sheldon Homedale Family L.P. as lessors, and the Registrant as lessee, related to facilities in Emmett, Idaho.

23.1*	Consent of Independent Public Auditors
27.1*	Financial Data Schedule

*
Filed herewith

(b)
Reports on Form 8-K.  No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 2000.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T.J.T., INC. Registrant
Date: March 27, 2001	By: /s/ TERRENCE J. SHELDON Terrence J. Sheldon, President and Chief Executive Officer
Date: March 27, 2001	By: /s/ LARRY B. PRESCOTT Larry B. Prescott, Senior Vice President, Treasurer and Chief Financial Officer
Date: March 27, 2001	By: /s/ MICHAEL J. GILBERG Michael J. Gilberg, Vice President and Controller

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 27, 2001	By: /s/ TERRENCE J. SHELDON Terrence J. Sheldon, President, Chief Executive Officer, and Chairman of the Board of Directors
Date: March 27, 2001	By: /s/ ULYSSES B. MORI Ulysses B. Mori, Senior Vice President and Corporate Sales Manager and Director
Date: March 27, 2001	By: /s/ RICKIE K. TREADWELL Rickie K. Treadwell, Senior Vice President, General Manager of the Company's Phoenix Arizona facility and Director
Date: March 27, 2001	By: /s/ LARRY B. PRESCOTT Larry B. Prescott, Senior Vice President, Treasurer, Chief Financial Officer and Director
Date: March 27, 2001	By: /s/ DARREN M. BRADLEY Darren M. Bradley, General Manager of the Centralia, Washington and Salem, Oregon facilities and Director
Date: March 27, 2001	By: /s/ ARTHUR J. BERRY Arthur J. Berry, Director
Date: March 27, 2001	By: /s/ JOE LIGHT Joe Light, Director

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

Balukoff Lindstrom & Co., P.A.
Boise, Idaho

Legal Counsel

Moffatt, Thomas, Barrett, Rock & Fields, Chtd.
Boise, Idaho

QuickLinks

PART I
PART II
Fiscal Year Ended September 30 (Dollars in thousands except per share amounts)
T.J.T., INC.—FORM 10-K INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
T.J.T., INC. BALANCE SHEETS (Dollars in thousands)
T.J.T., INC. STATEMENTS OF OPERATION (Dollars in thousands, except per share amounts)
T.J.T., INC. STATEMENTS OF CASH FLOWS (Dollars in thousands)
T.J.T., INC. STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Dollars in thousands)
T.J.T., INC. NOTES TO FINANCIAL STATEMENTS September 30, 2000, 1999 and 1998
INDEPENDENT AUDITORS' REPORT
PART III
SIGNATURES