Form 10-Q
period 2001-03-31
TJT INC
filed 2001-05-15
CIK 1002577

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended

March 31, 2001

Commission File Number 33-98404

T.J.T., INC.
(Exact name of registrant as specified in its charter)

WASHINGTON (State or other jurisdiction of incorporation or organization)	82-0333246 (IRS Employer Identification No.)

843 North Washington, P.O. Box 278, Emmett, Idaho 83617
(Address of principal executive offices)

(208) 365-5321
(Issuer's telephone number)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days. Yes /x/  No / /

    At March 31, 2001, the registrant had 4,854,739 shares of common stock outstanding.

T.J.T., INC.
Form 10-Q
March 31, 2001

T.J.T., INC.

BALANCE SHEETS

(Dollars in thousands)

	March 31, 2001	Sept. 30, 2000
Current assets:
Cash and cash equivalents	$43	$54
Accounts receivable and notes receivable (net of allowances for doubtful accounts of $82 and $8)	1,458	1,893
Inventories	3,472	3,816
Income taxes receivable	8	296
Prepaid expenses and other current assets	33	43

Total current assets	5,014	6,102
Property, plant and equipment, net of accumulated depreciation	1,155	1,320
Notes receivable	351	330
Notes receivable from related parties	228	237
Real estate held for investment	601	649
Deferred charges and other assets	152	192
Deferred tax asset	673	420
Goodwill	828	867

Total assets	$9,002	$10,117

Current liabilities:
Line of credit	$1,129	$1,787
Accounts payable	784	699
Accrued liabilities	357	435

Total current liabilities	2,270	2,921

Deferred credits and other noncurrent obligations	149	149

Total liabilities	2,419	3,070

Shareholders' equity:
Common stock, $.001 par value; 10,000,000 shares authorized; 4,854,739 shares issued and outstanding	5	5
Common stock warrants	—	113
Capital surplus	6,181	6,068
Retained earnings	790	1,254
Treasury stock (349,800 shares at cost)	(393)	(393)

Total shareholders' equity	6,583	7,047

Total liabilities and shareholders' equity	$9,002	$10,117

See accompanying notes to financial statements.

T.J.T., INC.

STATEMENTS OF OPERATION

(Dollars in thousands except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2001	2000	2001	2000
Sales (net of returns and allowances):
Axles and tires	$3,479	$3,988	$7,359	$8,375
Accessories and siding	1,332	1,646	2,968	3,568

Total sales	4,811	5,634	10,327	11,943
Cost of goods sold
Axles and tires	3,088	3,524	6,523	7,399
Accessories and siding	938	1,241	2,127	2,671

Total cost of goods sold	4,026	4,765	8,650	10,070

Gross profit	785	869	1,677	1,873
Selling, general and administrative expenses	1,240	1,552	2,517	3,167

Operating loss	(455)	(683)	(840)	(1,294)
Interest income	19	7	40	27
Interest expense	35	40	74	74
Investment property income (expense)	101	(16)	148	130
Other income	4	25	10	25

Loss before taxes	(366)	(707)	(716)	(1,186)
Income tax benefit	125	250	252	418

Net loss	$(241)	$(457)	$(464)	$(768)

Net loss per common share	$(.05)	$(.10)	$(.10)	$(.17)

Weighted average shares outstanding	4,504,939	4,504,939	4,504,939	4,528,396

See accompanying notes to financial statements.

T.J.T., INC.

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the six months ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(464)	$(768)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	310	415
Gain on sale of assets	(158)	(3)
Change in receivables	439	364
Change in inventories	344	(229)
Change in prepaid expenses and other current assets	10	—
Change in accounts payable	85	(115)
Change in taxes	35	(328)
Change in other assets and liabilities	(78)	(30)

Net cash provided (used) by operating activities	523	(694)

Cash flows from investing activities:
Additions to property, plant and equipment	(69)	(68)
Proceeds from sale of assets	15	3
Issuance of notes receivable	—	(41)
Payments on notes receivable	5	36
Land purchased for investment	(3)	(434)
Sale of land purchased for investment	176	334

Net cash provided (used) by investing activities	124	(170)

Cash flows from financing activities:
Net proceeds from credit line	(658)	865
Treasury stock transactions	—	(71)

Net cash provided (used) by financing activities	(658)	794

Net decrease in cash and cash equivalents	(11)	(70)
Beginning cash and cash equivalents	54	129

Ending cash and cash equivalents	$43	$59

Supplemental information:
Interest paid	$74	$74
Income taxes paid (received)	(288)	1
Noncash transactions:
Sale of land by issuance of notes receivable	$21	$—

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

NOTE B—INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out and average cost methods) or market.

(Dollars in thousands)	Mar. 31, 2001	Sept. 30, 2000
Raw materials	$1,546	$1,337
Finished goods	1,926	2,479

Total	$3,472	$3,816

NOTE C—PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)	Mar. 31, 2001	Sept. 30, 2000
Land and building	$386	$386
Leasehold improvements	370	369
Furniture and equipment	1,112	1,101
Vehicles and trailers	1,379	1,345

	3,247	3,201
Less accumulated depreciation	2,092	1,881

Net property, plant and equipment	$1,155	$1,320

NOTE D—SHAREHOLDERS' EQUITY

    Authorized stock of the company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. No shares of preferred stock have been issued.

    The company has a stock option plan which allows officers, directors and key employees of the company to receive non-qualified and incentive stock options. The company did not award any stock options to directors and officers during the quarter ended March 31, 2001. There were options for 260,000 shares of stock available for grant at March 31, 2001.

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

    Axles and Tire Reconditioning: The Company provides reconditioned axles and tires to manufactured housing factories.

    Housing Accessories: The Company provides skirting, siding, and other aftermarket accessories to manufactured housing dealers and contractors.

	Axle & Tire Reconditioning	Housing Accessories	Total
Three months ended Mar 31, 2001
Operating revenue	3,479	1,332	4,811
Operating income (loss)	(372)	(83)	(455)
Depreciation	117	33	150
Three months ended Mar 31, 2000
Operating revenue	3,988	1,646	5,634
Operating income (loss)	(344)	(339)	(683)
Depreciation	170	38	208
Six months ended Mar 31, 2001
Operating revenue	7,359	2,968	10,327
Operating income (loss)	(668)	(172)	(840)
Depreciation	238	72	310
Six months ended Mar 31, 2000
Operating revenue	8,375	3,568	11,943
Operating income (loss)	(688)	(606)	(1,294)
Depreciation	338	77	415

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    All period references are to the three month or six month periods ended March 31, 2001 and 2000, unless otherwise indicated. Quarterly financial results may not be indicative of the financial results for any future period. This Form 10-Q contains certain forward-looking statements which are based on management's current expectations. The Company has identified risk factors which could cause actual results to differ substantially from the forward looking statements. These risk factors include, but are not limited to, general economic conditions, changes in interest rates, availability of financing, real estate values, competitive pressure on both the purchasing of used axles and tires from manufactured housing dealers and the selling of refurbished axles and tires to manufactured housing factories, adverse weather conditions, the economic viability of our customers and vendors, changes in legislation or regulations, and availability of qualified employees.

    The following table sets forth the operating data of the company as a percentage of net sales for the periods listed below:

	Three Months Ended		Six Months Ended
	Mar. 31, 2001	Mar. 31, 2000	Mar. 31, 2001	Mar. 31, 2000
Axle and tire reconditioning	72.3%	70.8%	71.3%	70.1%
Manufactured housing accessories and siding	27.7	29.2	28.7	29.9
Gross margin	16.3	15.4	16.2	15.7
Selling expense	17.2	18.3	16.8	18.0
Administrative expense	8.5	9.0	7.6	8.4
Interest expense	0.7	0.7	0.7	0.6
Interest income	0.4	0.1	0.4	0.2
Other income	0.1	0.4	0.1	0.2
Investment property income (expense)	2.1	(0.3)	1.4	1.1

    Sales were $4.8 million for the three months ended March 31, 2001 compared to $5.6 million in the same quarter a year ago. Gross profit was $785,000 compared to $869,000 for the same quarter in 2000. Gross margin for the quarter was 16.3 percent compared to 15.4 percent for the same period a year ago.

    Selling and general administrative expenses decreased $312,000 during the quarter compared to the same quarter a year ago primarily as a result of decreased payroll costs of $176,000.

    The manufactured housing industry continues to experience an overabundance of new and used homes due in part to overproduction as well as a decrease in consumer demand due to a tightening of credit requirements. Manufactured housing production facilities as well as numerous sales centers have closed and/or filed for bankruptcy. In the Company's market area the decrease in manufactured housing production from the quarter ended March 31, 2000 to the quarter ended March 31, 2001 was approximately 27% according to statistics from the National Conference of States on building Codes and Standards. The decrease in manufactured housing production has also resulted in an relative excess supply of axles and tires. At March 31, 2001 the Company still has a significant amount of inventory purchased at prices higher than current market acquisition prices. Based on current sales prices the company expects to show limited profit margin on sales of the higher priced inventory.

    On January 11, 2001 American Homestar Corp (Homestar) filed a petition for bankruptcy under Chapter 11 of the US Bankruptcy Code. Information is not yet available on the recovery, if any, that the Company will be able to collect of the $72,000 in receivables that was due from Homestar. During the quarter ended December 31, 2000 the Company wrote off $65,000 of the $72,000 that was due from Homestar. During the quarter ended March 31, 2001 the Homestar production facilities in the

Company's market area were sold and are currently operating under different ownership. Homestar represented approximately 4% of the Company's sales.

    Due to the losses at the Company's Colorado plant, management decided to scale back activities at the plant to those necessary to service the plants two main customers. Less than ten employees remain after the reduction was completed on February 16, 2001. The Colorado plant incurred losses of $139,000 and $79,000 for the quarters ended March 31, 2001 and 2000, respectively. The Company expects sales to decrease approximately $350,000 annually due to the reduction.

Liquidity and Capital Resources

    Historically, the company's principal sources of liquidity have been retained earnings from operations as well as borrowings under a revolving line of credit with a bank. The company has a $3,000,000 maximum bank line of credit secured by designated percentages of eligible accounts receivable and inventories which expires June 30, 2001. The credit line bears interest at the Federal Funds rate plus 3.25 percent. The Company has not met the various restrictive covenants attached to the revolving credit line and has obtained waivers for the noncompliance through March 31, 2001.

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

    Nothing to report

Item 3. Defaults Upon Senior Securities

    Nothing to report

Item 4. Submission of Matters to a Vote of Security Holders

    On February 20, 2001, a meeting of the holders of common stock was held to elect two individuals to the Company's Board of Directors. Only the holders of record as of the close of business on December 18, 2000 (the record date) were entitled to notice of and to vote at the meeting. On the record date, there were 4,504,939 shares shares of the Company's common stock entitled to vote. The stockholders took the following action at the meeting:

    Elected the following two directors, with the votes indicated opposite each director's name:

	For	Against	Withheld
Ulysses B. Mori	3,376,819	592,200	59,320
Arthur J. Berry	3,376,819	592,200	59,320

    Ratified the appointment of Balukoff Lindstrom & Co., P.A. as the Company's independent auditors for the 2001 fiscal year with the votes indicated:

For	Against	Withheld
4,017,531	7,500	3,308

Item 5. Other Information

    Nothing to report

Item 6. Exhibits and Reports on Form 8-K

  (a)
  No exhibits required to be filed.

  (b)
  No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

T.J.T., INC. Registrant
Date: May 14, 2001	By:	/s/ LARRY B. PRESCOTT Larry B. Prescott, Senior Vice President and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
T.J.T., INC. BALANCE SHEETS (Dollars in thousands)
T.J.T., INC. STATEMENTS OF OPERATION (Dollars in thousands except per share amounts)
T.J.T., INC. STATEMENTS OF CASH FLOWS (Dollars in thousands)
T.J.T., INC. NOTES TO FINANCIAL STATEMENTS (unaudited)
SIGNATURES