Form 10-Q
period 2001-06-30
TJT INC
filed 2001-08-14
CIK 1002577

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended
June 30, 2001

Commission File Number 33-98404

T.J.T., INC.
(Exact name of registrant as specified in its charter)

WASHINGTON (State or other jurisdiction of incorporation or organization)	82-0333246 (IRS Employer Identification No.)

843 North Washington, P.O. Box 278, Emmett, Idaho 83617
(Address of principal executive offices)

(208) 365-5321
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days. Yes /x/  No / /

At June 30, 2001, the registrant had 4,854,739 shares of common stock outstanding.

T.J.T., INC.

Form 10-Q

June 30, 2001

TABLE OF CONTENTS

T.J.T., INC.

BALANCE SHEETS

(Dollars in thousands)

	June 30, 2001	Sept. 30, 2000
Current assets:
Cash and cash equivalents	$42	$54
Accounts receivable and notes receivable (net of allowances for doubtful accounts of $86 and $8)	1,541	1,893
Inventories	2,836	3,816
Income taxes receivable	—	296
Prepaid expenses and other current assets	80	43

Total current assets	4,499	6,102
Property, plant and equipment, net of accumulated depreciation	1,053	1,320
Notes receivable	321	330
Notes receivable from related parties	194	237
Real estate held for investment	581	649
Deferred charges and other assets	165	192
Deferred tax asset	614	420
Goodwill	809	867

Total assets	$8,236	$10,117

Current liabilities:
Line of credit	$441	$1,787
Accounts payable	681	699
Accrued liabilities	311	435

Total current liabilities	1,433	2,921
Deferred credits and other noncurrent obligations	151	149

Total liabilities	1,584	3,070

Shareholders' equity:
Common stock, $.001 par value; 10,000,000 shares authorized; 4,854,739 shares issued and outstanding	5	5
Common stock warrants	—	113
Capital surplus	6,181	6,068
Retained earnings	859	1,254
Treasury stock (349,800 shares at cost)	(393)	(393)

Total shareholders' equity	6,652	7,047

Total liabilities and shareholders' equity	$8,236	$10,117

See accompanying notes to financial statements.

T.J.T., INC.

STATEMENTS OF OPERATION

(Dollars in thousands except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2000	2001	2000
Sales (net of returns and allowances):
Axles and tires	$3,980	$5,396	$11,339	$13,771
Accessories and siding	1,526	2,033	4,494	5,601

Total sales	5,506	7,429	15,833	19,372
Cost of goods sold
Axles and tires	3,199	4,806	9,722	12,205
Accessories and siding	1,110	1,428	3,237	4,099

Total cost of goods sold	4,309	6,234	12,959	16,304

Gross profit	1,197	1,195	2,874	3,068
Selling, general and administrative expenses	1,137	1,408	3,654	4,575

Operating income (loss)	60	(213)	(780)	(1,507)
Interest income	16	20	56	47
Interest expense	11	37	85	111
Investment property income (expense)	62	35	210	165
Other income	1	3	11	28

Income (loss) before taxes	128	(192)	(588)	(1,378)
Income tax benefit (expense)	(59)	60	193	478

Net income (loss)	$69	$(132)	$(395)	$(900)

Net income (loss) per common share	$.02	$(.03)	$(.09)	$(.20)

Weighted average shares outstanding	4,504,939	4,504,939	4,504,939	4,521,992

See accompanying notes to financial statements.

T.J.T., INC.

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Nine months ended June 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(395)	$(900)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	453	616
Gain on sale of assets	(215)	(28)
Change in receivables	371	(45)
Change in inventories	980	369
Change in prepaid expenses and other current assets	(37)	47
Change in accounts payable	(18)	232
Change in taxes	102	(307)
Change in other assets and liabilities	(155)	(209)

Net cash provided (used) by operating activities	1,086	(225)

Cash flows from investing activities:
Additions to property, plant and equipment	(69)	(92)
Proceeds from sale of assets	15	29
Issuance of notes receivable	—	(10)
Payments on notes receivable	67	37
Land purchased for investment	(3)	(436)
Sale of land purchased for investment	238	301

Net cash provided (used) by investing activities	248	(171)

Cash flows from financing activities:
Net proceeds from credit line	(1,346)	414
Treasury stock transactions	—	(71)

Net cash provided (used) by financing activities	(1,346)	343

Net decrease in cash and cash equivalents	(12)	(53)
Beginning cash and cash equivalents	54	129

Ending cash and cash equivalents	$42	$76

Supplemental information:
Interest paid	$85	$111
Income taxes paid (received)	(296)	1
Noncash transactions:
Sale of land by issuance of notes receivable	$34	$31

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

NOTE B—INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out and average cost methods) or market.

(Dollars in thousands)	June 30, 2001	Sept. 30, 2000
Raw materials	$1,484	$1,337
Finished goods	1,352	2,479

Total	$2,836	$3,816

NOTE C—PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)	June 30, 2001	Sept. 30, 2000
Land and building	$386	$386
Leasehold improvements	370	369
Furniture and equipment	1,113	1,101
Vehicles and trailers	1,385	1,345

	3,254	3,201
Less accumulated depreciation	2,201	1,881

Net property, plant and equipment	$1,053	$1,320

NOTE D—SHAREHOLDERS' EQUITY

Authorized stock of the company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. No shares of preferred stock have been issued.

The company has a stock option plan which allows officers, directors and key employees of the company to receive non-qualified and incentive stock options. The company did not award any stock options to directors and officers during the quarter ended June 30, 2001. There were options for 435,000 shares of stock available for grant at June 30, 2001.

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

Axles and Tire Reconditioning: The Company provides reconditioned axles and tires to manufactured housing factories.

Housing Accessories: The Company provides skirting, siding, and other aftermarket accessories to manufactured housing dealers and contractors.

	Axle & Tire Reconditioning	Housing Accessories	Total
Three months ended June 30, 2001
Operating revenue	3,980	1,526	5,506
Operating income (loss)	136	(76)	60
Depreciation	111	32	143

Three months ended June 30, 2000
Operating revenue	5,396	2,033	7,429
Operating income (loss)	(171)	(42)	(213)
Depreciation	164	37	201

Nine months ended June 30, 2001
Operating revenue	11,339	4,494	15,833
Operating income (loss)	(576)	(204)	(780)
Depreciation	349	104	453

Nine months ended June 30, 2000
Operating revenue	13,771	5,601	19,372
Operating income (loss)	(811)	(696)	(1,507)
Depreciation	502	114	616

The Company does not assign interest income, interest expense, other expenses or income taxes to operating segments. Identifiable assets and related capital expenditures are assigned to operating locations rather than operating segments, with depreciation allocated to the segments based upon usage.

NOTE F—RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires business combinations to be accounted for by the purchase method starting July 1, 2001. SFAS 142 requires intangible assets to be amortized over their useful life if determinable. Intangible assets with indeterminable lives (such as goodwill) are no longer subject to amortization, rather they are subject to impairment by applying a fair-value-based test. SFAS 142 must be adopted by the Company on October 1, 2002 unless the Company elects to early adopt the provisions on October 1, 2001. The Company has $809,000 of goodwill as of June 30, 2001 and is recognizing $19,000 of related amortization expense each quarter. The Company is in the process of determining what the effect of SFAS 141 and 142 will be on earnings and financial position.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

All period references are to the three month or nine month periods ended June 30, 2001 and 2000, unless otherwise indicated. Quarterly financial results may not be indicative of the financial results for any future period. This Form 10-Q contains certain forward-looking statements which are based on management's current expectations. The Company has identified risk factors which could cause actual results to differ substantially from the forward looking statements. These risk factors include, but are not limited to, general economic conditions, changes in interest rates, availability of financing, real estate values, competitive pressure on both the purchasing of used axles and tires from manufactured housing dealers and the selling of refurbished axles and tires to manufactured housing factories, adverse weather conditions, the economic viability of our customers and vendors, changes in legislation or regulations, and availability of qualified employees.

The following table sets forth the operating data of the company as a percentage of net sales for the periods listed below:

	Three Months Ended		Nine Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Axle and tire reconditioning	72.3%	72.6%	71.6%	71.1%
Manufactured housing accessories and siding	27.7	27.4	28.4	28.9
Gross margin	21.7	16.1	18.2	15.8
Selling expense	14.8	13.6	16.1	16.3
Administrative expense	5.8	5.3	7.0	7.2
Interest expense	0.2	0.5	0.5	0.6
Interest income	0.3	0.3	0.4	0.2
Other income	0.0	0.0	0.1	0.1
Investment property income (expense)	1.1	0.5	1.3	0.9

Sales were $5.5 million for the three months ended June 30, 2001 compared to $7.4 million in the same quarter a year ago. Gross profit was $1,197,000 compared to $1,195,000 for the same quarter in 2000. Gross margin for the quarter was 21.7 percent compared to 16.1 percent for the same period a year ago.

Selling and general administrative expenses decreased $271,000 during the quarter compared to the same quarter a year ago primarily as a result of decreased payroll costs of $281,000.

The manufactured housing industry continues to experience an overabundance of new and used homes due in part to overproduction as well as a decrease in consumer demand due to a tightening of credit requirements. Manufactured housing production facilities as well as numerous sales centers have closed and/or filed for bankruptcy. In the Company's market area the decrease in manufactured housing production from the quarter ended June 30, 2000 to the quarter ended June 30, 2001 was approximately 22% according to statistics from the National Conference of States on building Codes and Standards. The decrease in manufactured housing production has also resulted in an relative excess supply of axles and tires.

Liquidity and Capital Resources

Historically, the company's principal sources of liquidity have been retained earnings from operations as well as borrowings under a revolving line of credit with a bank. The company previously maintained a $3,000,000 maximum bank line of credit secured by designated percentages of eligible accounts receivable and inventories and bearing interest at the federal funds rate plus 3.25% which was scheduled to expire June 30, 2001. The line of credit has been amended to provide for a $750,000 maximum, an expiration date of October 31, 2001, and an interest rate of prime plus 2%. The

Company has not met the various restrictive covenants attached to the revolving credit line and has obtained waivers for noncompliance through June 30, 2001.

While waivers for noncompliance have so far been obtained by the Company, there is no assurance that waivers will be obtained in the future, or that the line of credit will be extended past October 31, 2001. Should the Company be unable to obtain a waiver or extend the line of credit, the Company may be required to pay down the line of credit or convert the line to an asset based loan. Asset based lenders typically have 2-5% higher interest rates than bank operating lines.

Authorized stock of the company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. No shares of preferred stock have been issued.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On July 9, 2001, the Company instituted legal action in the District Court of the Third Judicial District, State of Idaho, against Patricia I. Bradley, Darren M. Bradley, B. Kelly Bradley, Mark T. Wilson, Richard L. Morris, Mark W. Bradley, George Bayn and Mary Carter (the "Bradley Group") who are all former employees and/or shareholders of the Company. The lawsuit seeks monetary damages and injunctive relief based upon the defendants' breach of covenants not to compete with the Company which were granted to the Company by members of the Bradley Group in November 1996 when the Company acquired Bradley Enterprises, Inc. by merger from the Bradley Group.

The lawsuit also seeks monetary damages from Patricia I. Bradley, Darren M. Bradley and B. Kelly Bradley for breach of their fiduciary duty while they were members of the Board of Directors of the Company. The Company's business and operations will be negatively impacted by competition from the Bradley Group, primarily in the states of Washington and Oregon.

Item 2. Changes in Securities

Nothing to report

Item 3. Defaults Upon Senior Securities

Nothing to report

Item 4. Submission of Matters to a Vote of Security Holders

Nothing to report

Item 5. Other Information

Nothing to report

Item 6. Exhibits and Reports on Form 8-K

(a)
No exhibits required to be filed.

(b)
No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

T.J.T., INC. Registrant

Date: August 14, 2001	By:	/s/ LARRY B. PRESCOTT
Larry B. Prescott, Senior Vice President and Chief Financial Officer

QuickLinks

T.J.T., INC. Form 10-Q June 30, 2001 TABLE OF CONTENTS
T.J.T., INC. BALANCE SHEETS (Dollars in thousands)
T.J.T., INC. STATEMENTS OF OPERATION (Dollars in thousands except per share amounts)
T.J.T., INC. STATEMENTS OF CASH FLOWS (Dollars in thousands)
T.J.T., INC. NOTES TO FINANCIAL STATEMENTS (unaudited)
SIGNATURES