Form 10-K
period 2001-09-30
TJT INC
filed 2001-12-21
CIK 1002577

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

Commission File Number 33-98404

T.J.T., INC.
(Exact name of registrant as specified in its charter)

WASHINGTON (State or other jurisdiction of incorporation or organization)	82-0333246 (IRS Employer Identification No.)

843 North Washington, P.O. Box 278, Emmett, Idaho 83617
(Address of principal executive offices)

(208) 365-5321
(Registrant's telephone number)

    Securities registered under Sections 12(b) and 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	OTC Bulletin Board

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Registrant's revenues for the fiscal year ended September 30, 2001 were $21,219,000.

    Based on the stock's closing price of $.25 on December 18, 2001, non-affiliated market capital was approximately $737,913.

    As of December 18, 2001, there were 4,854,739 shares of the registrant's $.001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    The registrant's definitive proxy statement to be dated on or after January 18, 2002, for use in connection with the annual meeting of stockholders to be held on February 19, 2002, portions of which are incorporated by reference into Part III of the Form 10-K.

PART I

ITEM 1.  BUSINESS

Item 1(a). General Development of Business

Forward Looking Statements and Risk Factors

    This Form 10-K contains certain forward-looking statements which are based on management's current expectations. These forward-looking statements are subject to certain risks and uncertainties, The words "believe," "expect," "anticipate," "intend," "estimate," "will," "should," "could," and other expressions that indicate future events and trends identify forward-looking statements. The Company has identified risk factors which could cause actual results to differ substantially from the forward-looking statements. These risk factors include, but are not limited to, general economic conditions, changes in interest rates, availability of financing, real estate values, competitive pressure on both the purchasing of used axles and tires from manufactured housing dealers and the selling of refurbished axles and tires to manufactured housing factories, adverse weather conditions, the economic viability of our customers and vendors, changes in legislation or regulations, availability of qualified employees, and the outcome of current legal proceedings.

The Company

    T.J.T., Inc., an Idaho corporation, was established in 1977. T.J.T., Inc. merged with and into T.J.T., Inc., a Washington corporation on December 13, 1994. The Company's corporate office is located at 843 N. Washington Street, Emmett, Idaho 83617.

    The Company has recycling and distribution locations in Emmett, Idaho; Centralia, Washington; Woodland, California; Phoenix, Arizona; and, Platteville, Colorado. The Company also manufactures hanger parts in Eugene, Oregon which are used by the manufactured housing producers to attach axles to homes and also maintains a sales office in Salem, Oregon.

    T.J.T., Inc. has two business lines: repairing and reconditioning axles and tires for the manufactured housing industry, and distribution of after-market accessory products to manufactured housing dealers and set-up contractors, siding to site builders.

Recent Events

    The manufactured housing industry continues to experience an overabundance of new and used homes due in part to overproduction as well as a decrease in consumer demand due to a tightening of credit standards. Manufactured housing production facilities as well as numerous sales centers have closed and/or filed for bankruptcy. In the Company's market area the decrease in manufactured housing production was approximately 24% from fiscal 1999 to 2000 as well as from 2000 to 2001, according to statistics from the National Conference of States on Building Codes and Standards.

    Prior to fiscal 2001 the Company invested in, and on a limited basis, developed real estate for sale. A consensus exists among management as well as the Board of Directors that further investments in investment property are not warranted as they are not sufficiently related to our core manufactured housing related business. For fiscal 2001 investment real property is a passive, non-operating activity with a half-time employee responsible for liquidating remaining real estate.

    On July 9, 2001, the Company instituted legal action in the District Court of the Third Judicial District, State of Idaho, against Patricia I. Bradley, Darren M. Bradley, B. Kelly Bradley, Mark T. Wilson, Richard L. Morris, Mark W. Bradley, George Bayn and Mary Carter (the "Bradley Group") who are all former employees and/or shareholders of the Company. The lawsuit seeks monetary damages and injunctive relief based upon the defendants' breach of covenants not to compete with the Company which were granted to the Company by members of the Bradley Group in November 1996 when the Company acquired Bradley Enterprises, Inc. by merger from the Bradley Group. The lawsuit also seeks monetary damages from Patricia I. Bradley, Darren M. Bradley and B. Kelly Bradley for breach of their fiduciary duty while they were members of the Board of Directors of the Company. The Bradley Group began directly competing with the Company in June, 2001, and the Company's business and operations have, and will be negatively impacted by competition from the Bradley Group, primarily in the states of Washington and Oregon.

    On November 15, 2001, the Federal District Court for the State of Idaho concluded an evidentiary hearing related to a preliminary injunction sought by the Company against the Bradley Group. The Company is awaiting a decision on that hearing. Trial of the case has been set to commence March 4, 2002.

    On December 21, 2000 the Company's common stock warrants expired with no warrants being exercised.

    In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires business combinations to be accounted for by the purchase method starting July 1, 2001. SFAS 142 requires intangible assets to be amortized over their useful life if determinable. Intangible assets with indeterminable lives (such as goodwill) are no longer subject to amortization, rather they are subject to impairment by applying a fair-value-based test. SFAS 142 must be adopted by the Company on October 1, 2002 unless the Company elects to early adopt the provisions on October 1, 2001. The Company has $790,000 of goodwill as of September 30, 2001 and is recognizing $77,000 of related amortization expense each year.

    Implementation of SFAS 142 will cease the amortization of goodwill and instead require the Company to address whether goodwill is impaired using different rules than were acceptable during previous years. Under previous guidance positive cash flow was sufficient from the June 1998 Ken's Mobile Tire acquisition and the November 1996 Bradley Enterprises acquisition to suggest there was no impairment of the resulting goodwill. Under SFAS 142 the preferred impairment test is based upon the Company's market capitalization compared to net tangible assets. Under the guidance of the SFAS 142 preferred impairment test all goodwill will likely be impaired at the time of implementation of SFAS 142. The Company's Board of Directors have voted to implement SFAS 142 as of October 1, 2001.

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

    Sales of reconditioned axles and tires were 72 percent, 70 percent and 76 percent of total revenues for the years ended September 30, 2001, 2000, and 1999, respectively.

Regulatory Matters

    HUD regulations govern the maximum load limit per tire, which in turn dictates the number of axles needed to transport a manufactured home. The number of axles required to transport a manufactured home averages approximately six axles. HUD requires periodic inspection at the recycling facility by an approved third party inspector.

    On January 1, 2002 the manufactured home load limit per tire, set by the Department of Transportation and the Department of Housing and Urban Development, is tentatively scheduled to decrease from an 18% allowable overload to no allowable overload. Should the 18% allowable overload be eliminated, producers of manufactured homes will be required to either add axles and tires to their homes, or increase the rated capacity of the tires that they are using. Standard practice among the producers of manufactured homes has been to utilize the 18% allowable overload as needed. In anticipation of the elimination of the 18% overload, the Company is adjusting it's inventory to comply with the new standard.

Accessories and Siding Distribution

    T.J.T., Inc. sells manufactured housing accessories such as vinyl skirting, piers, and other ancillary products to manufactured housing dealers and set-up contractors. The Company sells vinyl siding to the site-built housing market.

    Sales of accessories were 28 percent, 28 percent and 24 percent of total revenue for the years ended September 30, 2001, 2000 and 1999, respectively.

Target Market

    The Company's target market is the manufactured housing industry and the site-built construction industry. The Company sells to manufactured housing factories, manufactured housing dealers, set-up contractors, and site-built contractors and remodelers. The Company's major customers are manufactured housing factories. Three manufacturers represented more than ten percent of sales, Oakwood Homes Corporation with 18 percent, Champion Enterprises, Inc. with 10 percent, and Fleetwood Enterprises, Inc. with 10 percent of total sales during fiscal 2001. The Company has no single supplier of axles and tires or accessories that represents ten percent or more of total purchases.

Competition

    On July 9, 2001, the Company instituted legal action in the District Court of the Third Judicial District, State of Idaho, against Patricia I. Bradley, Darren M. Bradley, B. Kelly Bradley, Mark T. Wilson, Richard L. Morris, Mark W. Bradley, George Bayn and Mary Carter (the "Bradley Group") who are all former employees and/or shareholders of the Company. The lawsuit seeks monetary damages and injunctive relief based upon the defendants' breach of covenants not to compete with the Company which were granted to the Company by members of the Bradley Group in November 1996 when the Company acquired Bradley Enterprises, Inc. by merger from the Bradley Group. The lawsuit also seeks monetary damages from Patricia I. Bradley, Darren M. Bradley and B. Kelly Bradley for breach of their fiduciary duty while they were members of the Board of Directors of the Company. The Bradley Group began directly competing with the Company in June, 2001, and the Company's business and operations have, and will be negatively impacted by competition from the Bradley Group, primarily in the states of Washington and Oregon.

    On November 15, 2001, the Federal District Court for the State of Idaho concluded an evidentiary hearing related to a preliminary injunction sought by the Company against the Bradley Group. The Company is awaiting a decision on that hearing. Trial of the case has been set to commence March 4, 2002.

  Axles and Tires

    The Company operates in Idaho, Oregon, Washington, California, Colorado, Utah, Nevada, Montana, Arizona, Texas, New Mexico, and Wyoming. In that twelve-state market area, price competition is intense for both the purchase and sale of axles and tires. The Company competes based on reputation, reliability and service.

    The Company believes it has greater financial resources, a larger geographical presence, and a better reputation for quality, honesty, reliability, and service than it's competitors. The Company believes it's competitor's have a lower cost structure which enables them to acquire market share where price is the customers primary concern.

    The Company has three main competitors and numerous smaller competitors, with all competitors believed to be privately held companies having between one and twenty-five employees. The Company estimates that it has a 60% market share, and is roughly two times larger than it's largest competitor. Since the Company is the only company with readily discernable revenues and industry totals are unknown, estimating market share involves extrapolating numerous estimates and results in a market share number subject to questionable accuracy.

  Accessories and Siding

    The Company competes for accessory and siding sales with building materials distributors and manufactured housing wholesale suppliers which are numerous in all of the Company's market areas.

    The Company competes with numerous competitors for accessories and siding sales with availability and price being the principal methods of competition. The Company believes it has lower prices than local stores providing immediate access to accessories and higher prices than regional distributors providing two to fourteen day access. The Company delivers accessories everywhere in its market area on a daily to weekly basis.

Industry Overview

    Production of manufactured housing was stronger than related sales of manufactured housing to home buyers during 1998 and 1999. The unusually strong production rate created excessive retail inventories of manufactured homes. The excess supply of completed homes has greatly slowed the demand for additional production, which reduces the demand for axles and tires.

    The slow-down in the industry increased the supply of used axles and tires and resulted in lower purchase costs from January to September 2001. The excess supply has gradually diminished and the Company has excess inventory only in specific inventory items as of September 30, 2001. A shortage of specific inventory items exists due to prospective changes in regulations as well as used items having been inexpensive enough to limit the amount of new items being used in the industry.

Personnel

    The Company had a total of 103, 132, and 145 employees as of September 30, 2001, 2000, and 1999, respectively.

ITEM 2.  PROPERTIES

    The Company leases nine properties and owns two properties. The two properties owned by the Company are an 11,360 square foot warehouse in Emmett, Idaho and a 9,000 square foot processing facility in Platteville, Colorado.

    The Company leases four properties totaling 145,000 square feet in Emmett, Idaho. Three of the leased properties totaling 82,000 square feet are leased from T.J.T. Enterprises (1)(4) and one property totaling 63,000 square feet is leased from Sheldon-Homedale Family, L.P. (2)(4). Two properties totaling 64,000 square feet are located in Oregon. One property, located in Centralia, Washington totaling 593,000 square feet is leased from MBFI, Inc. (3)(4). One property located in Woodland, California totaling 44,000 square feet, is leased from Ulysses B. Mori (4). One property located in Phoenix, Arizona totals 131,000 square feet. All properties are adequate and suitable for their needs and are being fully utilized, with the exception of the Salem, Oregon facility where operations have been curtailed. The Salem facility is currently utilizing 75% of a total of 21,000 square feet.

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

(3)
MBFI, Inc. is a corporation owned by the Patricia Bradley family. Patricia I. Bradley, a Director of the Company until her resignation in September, 2000, and parent of Darren Bradley, a Director of the Company until his resignation in May, 2001, owned, along with her spouse, Mark W. Bradley, approximately 65 percent of MBFI, Inc.

(4)
The Company believes that the lease terms obtained from T.J.T. Enterprises, Sheldon-Homedale Family, L.P., MBFI, Inc., and Ulysses B. Mori, a Director of the Company, are as favorable as unaffiliated third party terms available to the Company.

ITEM 3.  LEGAL PROCEEDINGS

    On July 9, 2001, the Company instituted legal action in the District Court of the Third Judicial District, State of Idaho, against Patricia I. Bradley, Darren M. Bradley, B. Kelly Bradley, Mark T. Wilson, Richard L. Morris, Mark W. Bradley, George Bayn and Mary Carter (the "Bradley Group") who are all former employees and/or shareholders of the Company. The lawsuit seeks monetary damages and injunctive relief based upon the defendants' breach of covenants not to compete with the Company which were granted to the Company by members of the Bradley Group in November 1996 when the Company acquired Bradley Enterprises, Inc. by merger from the Bradley Group. The lawsuit also seeks monetary damages from Patricia I. Bradley, Darren M. Bradley and B. Kelly Bradley for breach of their fiduciary duty while they were members of the Board of Directors of the Company. The Bradley Group began directly competing with the Company in June, 2001, and the Company's business and operations have, and will be negatively impacted by competition from the Bradley Group, primarily in the states of Washington and Oregon.

    On November 15, 2001, the Federal District Court for the State of Idaho concluded an evidentiary hearing related to a preliminary injunction sought by the Company against the Bradley Group. The Company is awaiting a decision on that hearing. Trial of the case has been set to commence March 4, 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Shareholders were not asked to vote on any matters during the quarter ended September 30, 2001.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

    The schedule below shows the names and certain information regarding all of the executive officers of TJT as of September 30, 2001. Each executive officer has a one-year term of office.

Name	Age	Position
Terrence J. Sheldon	59	President, Chief Executive Officer, Chief Operating Officer from December 1998 through December 1999, Chairman of the Board of Directors, Trustee of the Company's 401(k) Profit Sharing Plan, Chairman of the Directors Compensation Committee and Member of the Directors Executive Committee
Larry B. Prescott	53
		Senior Vice President, Chief Financial Officer and Treasurer, Member of the Board of Directors, Trustee of the Company's 401(k) Profit Sharing Plan, Secretary of the Directors Executive Committee, and non-voting Secretary of the Directors Audit Committee
Michael J. Gilberg	32	Vice President and Controller

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

    Michael J. Gilberg—Mr. Gilberg is a CPA and has served as Vice President and Controller since January 1999 and as Assistant Controller since 1997. Previously, he served with Deloitte & Touche in Boise, Idaho. Mr. Gilberg received a B.S. in Business Administration, accounting emphasis, from the University of Montana.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is registered on the OTC Bulletin Board under the symbol "AXLE". The Company's Redeemable Common Stock Purchase Warrants were registered on the OTC Bulletin Board under the symbol "AXLEW" until their expiration on December 21, 2000. The table below shows the high and low sales prices of the Common Stock and the Warrants for each of the last eight fiscal quarters:

	Quarter Ended 9/30/01	Quarter Ended 6/30/01	Quarter Ended 3/31/01	Quarter Ended 12/31/00
Common Stock:
High	.32	.39	.45	.33
Low	.20	.17	.21	.20
Quarter-end	.23	.27	.30	.21
Warrants:
High	NA	NA	NA	.001
Low	NA	NA	NA	.001
Quarter-end	NA	NA	NA	NA
	Quarter Ended 9/30/00	Quarter Ended 6/30/00	Quarter Ended 3/31/00	Quarter Ended 12/31/99
Common Stock:
High	29/64	1	1 1/8	1 1/16
Low	1/4	23/64	1/2	21/32
Quarter-end	9/32	13/32	13/16	21/32
Warrants:
High	.01	.01	.001	3/32
Low	.001	.001	.001	.001
Quarter-end	.001	.01	.001	.001

    The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

    The table below shows the approximate number of holders of record of the Company's Common Stock at December 18, 2001:

Title of Class	Number of registered owners
Common Stock, $.001 par value	800

    TJT has never paid dividends to shareholders and does not expect to pay dividends in the foreseeable future. The Company intends to use future earnings for reinvestment in its business. The Company is prohibited from paying cash dividends by the revolving line of credit agreement with it's principal lender.

ITEM 6.  SELECTED FINANCIAL DATA

Fiscal Year Ended September 30
(Dollars in thousands except per share amounts)

	2001	2000	1999	1998	1997
Operating data:
Sales	$21,219	$26,881	$34,642	$34,073	$25,441
Cost of goods sold	16,939	22,502	28,446	27,946	21,004
Selling, general and administrative expenses	4,840	5,957	6,369	5,402	3,802
Impairment loss	—	847	—	—	—
Net income(loss)	(242)	(1,720)	(207)	446	477
Share data
Net income (loss)	(.06)	(.38)	(.04)	.09	.11
Weighted average shares outstanding	4,504,939	4,516,605	4,773,731	4,844,704	4,514,679
Balance sheet data:
Cash	329	54	129	204	835
Current assets	4,589	6,102	6,265	6,606	6,306
Property, plant & equipment, net	952	1,320	1,862	1,944	1,318
Total assets	8,005	10,117	11,338	11,054	10,140
Current liabilities	1,070	2,921	2,311	1,929	1,470
Long-term liabilities	130	149	189	196	199
Shareholder's equity	6,805	7,047	8,838	8,929	8,471

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    T.J.T., Inc. has two business lines: axle and tire reconditioning, and accessories and siding distribution.

    Prior to fiscal 2001 the Company invested in, and on a limited basis, developed real estate for sale. A consensus exists among management as well as the Board of Directors that further investments in investment property are not warranted as they are not sufficiently related to our core manufactured housing related business. For fiscal 2001 investment property is a passive, non-operating activity with a half-time employee responsible for liquidating remaining real estate.

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

Results of Operations

    The following table summarizes the Company's revenues and expenses by major categories as a percent of sales for 2001, 2000 and 1999:

	2001	2000	1999
Axle and tire reconditioning	72.0%	69.8%	75.5%
Manufactured housing accessories and siding	28.0	28.2	24.4
Investment property income	—	2.0	0.1
Gross margin	20.2	16.3	17.9
Selling expense	15.7	12.4	13.4
Administrative expense	7.1	6.6	5.0
Impairment loss	—	3.2	—
Interest income (expense)	(.1)	(.3)	0.0
Other expense	.1	0.1	0.2
	2001	2000	1999
Axles and Tires:
Operating revenue	$15,277	$18,752	$26,166
Cost of goods	12,707	16,507	22,431
Gross profit	2,570	2,245	3,735
Selling, general administrative expense	2,953	3,100	3,679
Impairment loss	—	847	—
Operating income (loss)	(383)	(1,702)	56
Accessories and Siding:
Operating revenue	5,942	7,577	8,441
Cost of goods	4,232	5,613	6,015
Gross profit	1,710	1,964	2,426
Selling, general administrative expense	1,887	2,779	2,618
Operating income (loss)	(177)	(815)	(192)
Investment Property:
Operating revenue	—	552	35
Cost of goods	—	382	—
Gross profit	—	170	35
Selling, general administrative expense	—	78	72
Operating income (loss)	—	92	(37)

    Net sales were $21,219,000 in fiscal year 2001, a decrease of $5,662,000 and $13,423,000 from 2000 and 1999, respectively. The Company increased fiscal 2001 market share by approximately $1,226,000 in sales, offsetting the approximately $6,336,000 decline in sales due to reduced production and sales of manufactured housing based upon the 24% decline in the manufactured housing industry in the Company's market area.

    The Company's Arizona, California, and Colorado locations are among the most recently acquired, and have experienced the largest losses due to high operating costs, competition, and ineffective management. Management of all three locations was replaced in fiscal 2000. Combined losses for the three locations was $648,000 in fiscal 2001, and $2,075,000 and $1,375,000 in fiscal 2000 and 1999, respectively. The fiscal 2001 combined loss of $648,000 included a loss of $668,000 for the first six months of fiscal 2001 and income of $20,000 for the final six months of fiscal 2001.

    Net loss improved to $242,000 in fiscal 2001, a decrease of $1,478,000 from the fiscal 2000 net loss of $1,720,000. The improvement is primarily due to the impairment loss of $847,000 in fiscal 2000 not recurring, as well as an improved gross profit on axle and tire sales of $325,000 resulting from the lower purchase costs realized starting January 2001, and the $892,000 reduction in accessory and siding selling, general, and administrative expense resulting from management's effort to lower costs.

    The fiscal 2000 impairment loss of $847,000 consisted of $360,000 of goodwill, $11,000 of merger costs, and $21,000 of property, plant, and equipment related to the Woodland, California acquisition completed in fiscal 1997 and $407,000 of goodwill, $4,000 of merger costs, and $44,000 of property, plant, and equipment related to the Phoenix, Arizona acquisition completed in fiscal 1999. All goodwill attributable to the California and Arizona acquisitions has been impaired. The California and Arizona locations experienced increases in sales subsequent to acquisition with further increases in sales and operational performances expected by management until the rapid deterioration in the manufactured housing industry during fiscal 2000. Due to the deterioration in the industry the Company no longer expected to fully recover the book value assigned to the California and Arizona acquisitions as projected increases in sales and operational performance were sufficient to produce positive cash flow, but insufficient to also cover the amortization of goodwill, merger costs, and certain items of property, plant, and equipment.

    The manufactured housing industry continued to experience an overabundance of new and used homes due to overproduction as well as a decrease in consumer demand. In the Company's market area the decrease in manufactured housing production from fiscal 2000 to 2001 was approximately 24%, and followed the decrease from fiscal 1999 to 2000 of approximately 24%. The Company expects this downward trend to continue, at least in the short term, and expects sales for fiscal 2002 to be approximately at the fiscal 2001 level. In the Company's market area, manufactured housing production continues to decline from the previous year production, but at a decreasing rate of decline. The Company continues to take steps to decrease costs in an attempt to match our customers decrease in production. Should this downward trend continue, the Company will have to continue to take steps to decrease costs such as shutting down locations, or parts of locations, reducing personnel, and reducing inventory. These steps have the general desired effect of reducing costs but also make servicing present customers more difficult.

    A group of former employees and directors (the Bradley Group) began directly competing with the Company in June, 2001, primarily in the states of Washington and Oregon. The Company also incurred $137,000 of legal fees during fiscal 2001 to enforce the non-compete agreements executed by members of the Bradley Group.

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

	December 31	March 31	June 30	September 30
	(Unaudited, dollars in thousands)
Fiscal year ended 2001
Net sales	$5,516	$4,811	$5,506	$5,386
Gross profit	892	785	1,197	1,406
Operating income (loss)	(385)	(455)	60	220
Net income (loss)	(223)	(241)	69	153
Fiscal year ended 2000
Net sales	$6,455	$5,822	$7,473	$7,131
Gross profit	1,150	853	1,230	1,146
Operating income (loss)	(465)	(699)	(166)	(1,095)
Net income (loss)	(311)	(457)	(132)	(820)

Liquidity and Capital Resources

    Historically, the Company's principal sources of liquidity have been cash flow from operations and borrowings under a revolving line of credit with a bank. As of September 30, 2001, the Company's available credit under the bank line was $655,000. The credit line bears interest at the prime rate plus 2 percent. On October 24, 2001 the Company amended the credit line to provide for a $500,000 limit and an expiration date of January 31, 2002

    At September 30, 2001, $0 was outstanding under the line of credit and the Company was in compliance with the related covenants. During fiscal 2001 the Company was not in compliance with a cash flow, and a minimum tangible equity covenant, and obtained waivers for the non-compliance. It is likely that waivers may be required for both the cash flow coverage as well as the minimum tangible equity covenants as long as the Company has net losses.

    While waivers for noncompliance have so far been obtained by the Company, there is no assurance that waivers will be obtained in the future, if needed. Should the Company be unable to obtain a waiver or be unable to obtain a waiver at an acceptable cost, the Company may be required to convert the operating line to an asset based loan. Asset based loans typically have a 2-5% higher interest rate than lines of credit.

    The Company expects that cash flow from operations combined with the line of credit will be a sufficient source of liquidity to fund operations. Although the manufactured housing industry has continued to deteriorate over the past year, management expects that, even with decreased sales and margins, inventory could be sold and not replaced, or replaced at lower cost resulting in sufficient liquidity even within the deteriorating industry.

    In order to reduce cash outflow, as well as improve performance, the unit purchase cost of axles and tires was reduced during the first quarter of fiscal 2001. The reduction in unit purchase cost was generally accepted within the industry as a nationwide surplus of axles and tires existed due to the decreased production and resulting fewer homes requiring axles and tires. While cash outflow decreased at the same time purchase costs were reduced, inventory was sold for about three months before the decreased purchase costs were reflected in operations. As a result of the decreased purchase cost less inventory was acquired than sold by the Company during fiscal 2001 resulting in $1,137,000 of positive cash flow. Additional significant positive cash flow from the reduction in inventory could not be maintained without a serious disruption in operations. No further major reductions in inventory is planned.

Other Events

    The Board of Directors authorized a stock repurchase plan of 500,000 shares in May 1999. This plan was in addition to 240,000 additional shares authorized in November 1998. The shares authorized for repurchase accounted for approximately 15 percent of the Company's outstanding stock. During fiscal 2001 no shares of stock were repurchased, and the Board authorizations to purchase stock expired.

    During fiscal 1999 $99,875 of the $260,000 loss before income taxes was attributable to the writeoff of a securities subscription agreement with a group of investors. Two out of six investors failed to pay their portion of the $470,000 subscription to which they had contractually agreed. The Company has exhausted all methods of collecting the amounts due under the subscription agreement short of litigation. Because the Company has not been able to identify assets owned by either of the individuals from which a judgment could be paid, the Company has been reluctant to incur the substantial costs necessary to bring the litigation to obtain such a judgment. The two individuals are not employees of the Company and are not known to be shareholders.

Company Strategy

    The Company focus will be the return to profitability. The Company has completed its acquisitions and expansions and now has operating locations in six states. The Salem, Oregon recycling operations were condensed into the Centralia, Washington facility during August, 2000. Management was replaced in California in July 2000; Colorado in June 2000; and Arizona in May 2000.

    The manufactured housing industry declined in fiscal 2000 and the beginning of 2001 faster than the Company was able to react to the decline, resulting in excess capacity that was expensive, but produced no revenue. As of the second quarter of fiscal 2001 the Company caught up with the industry decline, and is currently matching our customers' production levels. Finished good levels are down to less than one month of expected sales.

    The Company-wide reduction of inventory costs started in December 2000 has had the desired effect of reducing costs and increasing cash. Balancing inventory to reduce the excess of certain items is the next step in reducing inventory costs. Lower purchase costs and volume for items the Company has an excess of are continuing, as well as wholesaling these items to other recyclers.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

T.J.T., INC.—FORM 10-K
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

T.J.T., INC.

BALANCE SHEETS

(Dollars in thousands)

	At September 30,
	2001	2000
Current assets:
Cash and cash equivalents	$329	$54
Accounts receivable and notes receivable (net of allowance for doubtful accounts of $84 and $8)	1,501	1,893
Income taxes receivable	—	296
Inventories	2,679	3,816
Prepaid expenses and other current assets	80	43

Total current assets	4,589	6,102
Property, plant and equipment, net of accumulated depreciation	952	1,320
Notes receivable	265	330
Notes receivable from related parties	186	237
Real estate held for investment	562	649
Deferred charges and other assets	145	192
Deferred tax asset	516	420
Goodwill	790	867

Total assets	$8,005	$10,117

Current liabilities:
Line of credit	$—	$1,787
Accounts payable	759	699
Accrued liabilities	311	435

Total current liabilities	1,070	2,921
Deferred income and other noncurrent obligations	130	149

Total liabilities	1,200	3,070

Shareholders' equity:
Common stock, $.001 par value; 10,000,000 shares authorized; 4,854,739 shares issued and outstanding	5	5
Common stock warrants	—	113
Capital surplus	6,181	6,068
Retained earnings	1,012	1,254
Treasury stock (349,800 shares at cost)	(393)	(393)

Total shareholders' equity	6,805	7,047

Total liabilities and shareholders' equity	$8,005	$10,117

See accompanying notes to financial statements.

T.J.T., INC.

STATEMENTS OF OPERATION

(Dollars in thousands except per share amounts)

	For the year ended September 30,
	2001	2000	1999
Sales (net of returns and allowances):
Axles and tires	$15,277	$18,752	$26,166
Accessories and siding	5,942	7,577	8,441
Investment property income	—	552	35

Total sales	21,219	26,881	34,642
Cost of goods sold
Axles and tires	12,707	16,507	22,431
Accessories and siding	4,232	5,613	6,015
Investment property income	—	382	—

Cost of goods sold	16,939	22,502	28,446

Gross profit	4,280	4,379	6,196
Selling, general and administrative expenses	4,840	5,957	6,369
Impairment loss	—	847	—

Operating income (loss)	(560)	(2,425)	(173)
Interest income	73	72	81
Interest expense	(88)	(156)	(67)
Income on investment property (non-operating)	223	—	—
Other income (expense)	15	30	(101)

Income (loss) before taxes	(337)	(2,479)	(260)
Income taxes (benefit)	(95)	(759)	(53)

Net income (loss)	$(242)	$(1,720)	$(207)

Net income (loss) per common share	$(0.05)	$(0.38)	$(0.04)
Weighted average shares outstanding	4,504,939	4,516,605	4,773,731

See accompanying notes to financial statements.

T.J.T., INC.

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the year ended September 30,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$(242)	$(1,720)	$(207)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	604	794	792
Impairment Loss	—	847	—
(Gain) loss on sale of assets	(225)	(30)	2
Change in receivables	404	34	271
Change in inventory	1,137	205	(95)
Change in prepaid expenses and other current assets	(37)	47	(146)
Change in accounts payable	60	42	(646)
Change in taxes	200	(645)	(8)
Change in other assets and liabilities	(158)	(104)	(78)

Net cash provided/used by operating activities	1,743	(530)	(115)

Cash flows from investing activities:
Additions to property, plant and equipment	(81)	(94)	(364)
Issuance of notes receivable	—	(10)	(3)
Payments on notes receivable	88	44	33
Proceeds from sale of assets	22	36	—
Land purchased for investment	(45)	(439)	(308)
Sale of land purchased for investment	335	361	56
Net cash paid for Ford acquisition	—	—	(251)
Direct acquisition costs	—	—	(4)

Net cash provided/used by investing activities	319	(102)	(841)

Cash flows from financing activities:
Treasury stock transactions	—	(71)	(278)
Net proceeds(payments) from debt	(1,787)	628	1,159

Net cash provided/used by financing activities	(1,787)	557	881

Net increase/(decrease) in cash and cash equivalents	275	(75)	(75)
Cash and cash equivalents at October 1	54	129	204

Cash and cash equivalents at September 30	$329	$54	$129

Supplemental information:
Interest paid	$88	$156	$67
Income tax refunds/(payments)	296	114	(81)
Noncash transactions:
Sale of land by issuance of note receivable	$34	$31	$98
Impairment loss	—	847	—
Acquisition of property, plant and equipment by capital lease	—	—	22
Reaquisition of investment property by cancellation of note receivable	50	—	38
Sale of Bend, Oregon location by note receivable	—	—	195
Offset of subscription receivable against accrued payable	—	—	294
Write off of subscription receivable	—	—	100

See accompanying notes to financial statements.

T.J.T., INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in thousands)

	Common Stock	Common Stock Warrants	Capital Surplus	Retained Earnings	Treasury Stock	Stock Subscriptions Receivable
Balance at October 1, 1998	$5	$113	$6,068	$3,181	$(44)	$(394)

Changes in stock subscriptions receivable	—	—	—	—	—	394
Treasury stock transactions	—	—	—	—	(278)	—
Net loss	—	—	—	(207)	—	—

Balance at September 30, 1999	$5	$113	$6,068	$2,974	$(322)	$—

Treasury stock transactions	—	—	—	—	(71)	—
Net loss	—	—	—	(1,720)	—	—

Balance at September 30, 2000	$5	$113	$6,068	$1,254	$(393)	$—

Expiration of warrants		(113)	113
Net loss	—	—	—	(242)	—	—

Balance at September 30, 2001	$5	$—	$6,181	$1,012	$(393)	$—

See accompanying notes to financial statements.

T.J.T., INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2001, 2000 and 1999

NOTE A—SIGNIFICANT ACCOUNTING POLICIES

Business Activity

    The Company is engaged in the business of repairing and reconditioning axles and tires for the manufactured housing industry. The Company also sells skirting and other aftermarket accessories to manufactured housing dealers, and vinyl and steel siding primarily to the site-built housing market. The Company grants trade credit to customers in Idaho, Oregon, California, Utah, Washington, Montana, Colorado, Wyoming, Arizona, Texas, New Mexico, and Nevada, substantially all of whom are manufactured housing factories, manufactured housing dealers, site-built home contractors or siding contractors.

Major Suppliers and Customers

    The Company had no single supplier of axles and tires or accessories that represented 10 percent or more of total purchases. The Company has certain major customers for reconditioned axles and tires, all of which are manufactured housing producers. Three companies have purchases representing 10 percent or more of sales:

	2001	2000	1999
Company A	18	12	8
Company B	10	9	14
Company C	10	14	20

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

    Useful lives for property, plant and equipment are as follows:

Land and building	5-30 years
Leasehold improvements	3-19 years
Furniture and equipment	3-7 years
Vehicles and trailers	3-7 years

Notes Receivable

    Notes receivable consist primarily of amounts owed by individuals related to the sale of real estate and are generally secured by the real estate sold.

Deferred Charges and Other Assets

    Deferred charges and other assets consist primarily of contractual rights under a split-dollar life insurance agreement on the life of Terrence Sheldon. The Company owns the policy and pays the premium, and will recover all premiums paid by the Company in 2018, or upon the death of Mr. Sheldon, if earlier.

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

(Dollars in thousands)	2001	2000	1999
Goodwill at October 1	$867	$1,771	$1440
Purchased additions	—	—	458
Amortization	(77)	(137)	(127)
Impairment loss	—	(767)	—

Goodwill at September 30	790	867	1,771

    The fiscal 2000 impairment loss of $847,000 consisted of $360,000 of goodwill, $11,000 of merger costs, and $21,000 of property, plant, and equipment related to the Woodland, California acquisition completed in fiscal 1997 and $407,000 of goodwill, $4,000 of merger costs, and $44,000 of property, plant, and equipment related to the Phoenix, Arizona acquisition completed in fiscal 1999. All goodwill attributable to the California and Arizona acquisitions has been impaired. The California and Arizona locations experienced increases in sales subsequent to acquisition with further increases in sales and operational performances expected by management until the rapid deterioration in the manufactured housing industry during fiscal 2000. Due to the deterioration in the industry the Company no longer expected to fully recover the book value assigned to the California and Arizona acquisitions as projected increases in sales and operational performance were sufficient to produce positive cash flow, but insufficient to also cover the amortization of goodwill, merger costs, and certain items of property, plant, and equipment.

    In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires business combinations to be accounted for by the purchase method starting July 1, 2001. SFAS 142 requires intangible assets to be amortized over their useful life if determinable. Intangible assets with indeterminable lives (such as goodwill) are no longer subject to amortization, rather they are subject to impairment by applying a fair-value-based test. SFAS 142 must be adopted by the Company on October 1, 2002 unless the Company elects to early adopt the provisions on October 1, 2001. The Company has $790,000 of goodwill as of September 30, 2001 and is recognizing $77,000 of related amortization expense each year.

    Implementation of SFAS 142 will cease the amortization of goodwill and instead require the Company to address whether goodwill is impaired using different rules than were acceptable during previous years. Under previous guidance positive cash flow was sufficient from the June 1998 Ken's Mobile Tire acquisition and the November 1996 Bradley Enterprises acquisition to suggest there was no impairment of the resulting goodwill. Under SFAS 142 the preferred impairment test is based upon the Company's market capitalization compared to net tangible assets. Under the guidance of the SFAS 142 preferred impairment test all goodwill will likely be impaired at the time of implementation of SFAS 142. The Company's Board of Directors voted to implement SFAS 142 effective October 1, 2001.

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

Securities Subscription Agreement

    On January 31, 1995, the Company entered into a securities subscription agreement with a group of investors whereby the Company issued 400,000 shares of common stock in exchange for an unsecured promissory note of $470,000 due September 30, 2000 and bearing interest at eight percent. During 1998 two of the investors paid a total of $17,625. Three members of the group qualified as related parties. Robert M. Rubin held greater than five percent of the outstanding stock, Stephen A. Weiss was a director of the Company until he resigned on June 15, 1997, and Arthur J. Berry is a director of the Company. Mr. Berry paid $58,750, plus interest, representing his portion of the note on March 20, 1997. Mr. Weiss' $70,500 portion of the note receivable was written off during 1999 due to the uncertainty of collection. Mr. Rubin's $293,750 portion of the note receivable was offset in fiscal 1999 against a payable due Mr. Rubin.

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

    All warrants and options are antidilutive for each year presented. For fiscal 2001, 4,500,644 warrants and 340,000 stock options were excluded from the computation of diluted earnings per share as they were antidilutive. The warrants expired on December 21, 2000, and the stock options could potentially be dilutive to earnings per share in the future.

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

    Notes receivable related to sales of real estate held for investment are secured by real estate located near Emmett, Idaho. Notes receivable related to the sale of the retail distribution location in Bend, Oregon is secured by inventory and receivables and represents approximately $165,000 of the note receivable balance at September 30, 2001. The accounting loss incurred if all parties failed entirely to perform on their obligation is equal to the balance outstanding on the notes receivable less amounts realizable from the foreclosure and resale of the assets securing the notes receivable.

Fair Value of Financial Instruments

    The Company has a number of nonderivative financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of the financial instruments at September 30, 2001 approximates the aggregate carrying values recorded on the balance sheet. The estimated fair values have been determined by the Company using available market information and appropriate valuation methodologies. Judgment is required in interpreting market data to develop the estimates of fair value and the estimates are not necessarily indicative of amounts the Company could realize in a current market exchange.

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

Recently Issued Accounting Standards

    In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires business combinations to be accounted for by the purchase method starting July 1, 2001. SFAS 142 requires intangible assets to be amortized over their useful life if determinable. Intangible assets with indeterminable lives (such as goodwill) are no longer subject to amortization, rather they are subject to impairment by applying a fair-value-based test. SFAS 142 must be adopted by the Company on October 1, 2002 unless the Company elects to early adopt the provisions on October 1, 2001. The Company has $790,000 of goodwill as of September 30, 2001 and is recognizing $77,000 of related amortization expense each year.

    Implementation of SFAS 142 will cease the amortization of goodwill and instead require the Company to address whether goodwill is impaired using different rules than were acceptable during previous years. Under previous guidance positive cash flow was sufficient from the June 1998 Ken's Mobile Tire acquisition and the November 1996 Bradley Enterprises acquisition to prohibit any impairment of the resulting goodwill. Under SFAS 142 the preferred impairment test is based upon the Company's market capitalization compared to net tangible assets. Under the guidance of the SFAS 142 preferred impairment test all goodwill will likely be impaired at the time of implementation of SFAS 142. The Company's Board of Directors voted to implement SFAS 142 effective October 1, 2001.

    In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. Under current operations, adoption of SFAS 143 is not expected to have a material impact on the Company's results of operations or financial position. SFAS 143 will be effective for the Company's fiscal year ending September 30, 2003, although earlier adoption is permitted.

    In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 slightly changes and clarifies the accounting for long-lived assets.

    Under current operations, adoption of SFAS 144 is not expected to have a material impact on the Company's results of operations or financial position. SFAS 144 will be effective for the Company's fiscal year ending September 30, 2003, although earlier adoption is permitted.

Reclassifications

    Certain amounts have been reclassified to conform with the 2001 presentation.

NOTE B—INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out and average cost methods) or market.

(Dollars in thousands)	2001	2000
Raw materials	$1,365	$1,337
Finished goods	1,314	2,479

Total	$2,679	$3,816

NOTE C—PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)	2001	2000
Land and building	$386	$386
Leasehold improvements	370	369
Furniture and equipment	1,116	1,101
Vehicles and trailers	1,291	1,345

	3,163	3,201
Less accumulated depreciation	2,211	1,881

Net property, plant and equipment	$952	$1,320

    Depreciation expense was $442,000, $566,000 and $538,000 for 2001, 2000 and 1999, respectively.

NOTE D—LEASES

    The Company leases vehicles, administrative office space, manufacturing facilities, building and warehouse space, and storage yard space. The leases, which expire between June 2002 and December 2003, are classified as operating leases. The leases have been entered into with related parties and unaffiliated entities. There are no significant renewal or purchase options or escalation clauses.

    The future minimum payments by fiscal year under noncancellable operating lease agreements at September 30, 2001 were:

(Dollars in thousands)
2002	$303
2003	109
2004	7
2005	—
2006	—
Thereafter	—

Total	$419

    Rental expense and rent paid to related parties were:

(Dollars in thousands)	2001	2000	1999
Rental expense	$301	$328	$322
Rent paid to related parties:
MBFI, Inc.	100	110	98
Ulysses Mori	56	56	56
T.J.T. Enterprises	32	32	33
Sheldon-Homedale Family, L.P.	25	23	18

    MBFI, Inc. is a corporation owned by the Bradley family. Patricia I. Bradley, a Director of the Company until her resignation in September, 2000, and parent of Darren Bradley, a Director of the Company until his resignation in May, 2001, owned, along with her spouse, Mark W. Bradley, approximately 65 percent of MBFI, Inc. Mr. Mori is a Director of the Company. T.J.T. Enterprises is a partnership consisting of Terrence Sheldon, President and Chief Executive Officer of the Company, and Jerry L. Radandt, a former officer of the Company. Mr. Sheldon and Mr. Radandt are equal partners in T.J.T. Enterprises. Sheldon-Homedale Family, L.P. (Homedale) is a partnership owned by the Sheldon family. Terrence Sheldon owns five percent and is a general partner of Homedale.

NOTE E—CREDIT FACILITY

    The Company has a revolving credit facility secured by receivables and inventory with a financial institution maturing on October 31, 2001. The maximum amount available under the line of credit is $655,000. The interest rate on the credit line is the prime rate plus 2 percent. During fiscal 2001 the Company did not meet various restrictive covenants attached to the revolving credit line and obtained waivers for the noncompliance. As of September 30, 2001 the Company was in compliance with the restrictive covenants.

NOTE F—SHAREHOLDERS' EQUITY

    Authorized stock of the Company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. No shares of preferred stock have been issued. The Company previously issued 4,500,644 warrants to purchase the Company's common stock which expired December 21, 2000.

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

	2001	2000	1999
Number of option shares
Beginning of year	340,000	78,000	125,000
Granted	—	275,000	68,000
Became exercisable	81,500	15,000	15,600
Expired	175,000	(13,000)	(115,000)
Outstanding at end of year	165,000	340,000	78,000
Exercisable at end of year	57,000	29,000	17,600
Weighted-average exercise prices
Beginning of year	$.84	$1.15	$4.07
Granted at fair value	—	.75	1.03
Expired	.81	1.02	4.24
Outstanding at end of year	.86	.84	1.15
Exercisable at end of year	.96	1.23	1.25
Range of exercise prices at September 30, 2001	$.75-2.00
Remaining weighted-average contractual life of options outstanding at September 30, 2001	8.09 years

    The Company has elected not to adopt the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). Assumptions used to calculate the income statement impact of stock options granted as if the Company had adopted FAS 123 were as follows:

	2001	2000	1999
Weighted average:
Risk-free interest rate	—	5.64%	4.77-5.41%
Expected life	—	10 years	10 years
Expected volatility	—	74.05%	40.94%
Expected dividends	—	none	none

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

    The components of income tax expense for the years ended September 30 are as follows:

(Dollars in thousands)	2001	2000	1999
Current:
Federal	$—	$(308)	$(16)
State	1	(2)	(6)
Deferred:
Federal	(78)	(319)	(26)
State	(18)	(130)	(5)

Total	$(95)	$(759)	$(53)

    Deferred taxes for the years ended September 30 are as follows:

Book to tax depreciation differences	$(32)	$58	$81
Book to tax goodwill amortization differences	(153)	(190)	—
Vacation liability	(33)	(36)	(37)
Installment sales of land	(38)	(21)	(15)
Net operating loss adjustment	(260)	(231)	—

Total	$(516)	$(420)	$29

    The provision for income taxes varied from amounts computed at the federal statutory rate for the years ended September 30 as follows:

Provision at statutory rate	$(115)	$(848)	$(88)
Amortization of goodwill	27	33	33
State income taxes	(11)	(87)	(8)
Other non-deductible expense	8	19	24
Impairment loss	—	126	—
Other	(4)	(2)	(14)

Total	$(95)	$(759)	$(53)

    The net operating loss carry forward at September 30, 2001 for federal tax purposes of approximately $550,000 and state tax purposes of approximately $1,150,000 begins to expire in the year 2020 and 2014, respectively.

NOTE I—COMMITMENTS

    The Company has entered into an employment agreement with a Senior Vice President providing for a minimum annual base salary of $150,000 extending through May 31, 2002.

    The Company is self insured for employee medical benefits up to $15,000 per occurrence.

NOTE J—RELATED PARTY TRANSACTIONS

    The Company has extended loans to various related parties. The notes mature through 2009 and have interest rates of prime plus two percent. The totals of the notes and accrued interest receivable from the related parties were $185,819 and $237,012 at September 30, 2001 and 2000, respectively. Long-term portions of these notes are included in notes receivable and current portions of these notes are included as current assets in notes receivable.

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

    The Company sold 400,000 shares of its common stock to a private investor group in exchange for a note receivable of $470,000 in January 1995. Three members of the group qualified as related parties. Robert M. Rubin held greater than five percent of the outstanding stock, Stephen A. Weiss was a director of the Company until he resigned on June 15, 1997, and Arthur J. Berry is a director of the Company. Mr. Berry paid $58,750, plus interest, representing his portion of the note on March 20, 1997. Mr. Weiss' $70,500 portion of the note receivable was written off during 1999 due to the uncertainty of collection. Mr. Rubin's $293,750 portion of the note receivable was offset in fiscal 1999 against a payable due Mr. Rubin.

    In October 1996, the Company made a personal loan to Jerry L. Radandt for $46,594 at an interest rate of 12.22%. During fiscal 2001 the loan was amended to an interest rate of prime plus two percent and secured by property, which was subsequently sold resulting in $30,000 of the loan being paid off. As of September 30, 2001, the loan had an outstanding principal balance of $20,869. Terrence Sheldon, President and Chief Executive Officer of the Company, and Jerry L. Radandt are equal partners in T.J.T. Enterprises.

    In December 2000, the Company sold a building with 8.4 acres to T.J. T. Enterprises for net proceeds of $58,576. The investment property had a book value of $12,420 and resulted in a $46,156 gain to the Company.

    The Company has purchased used axles and tires and freight services from J.R. Strunk, brother of Douglas Strunk, a Director of the Company until his term ended in February 2000. J.R. Strunk was paid $31,468, and $319,845 for materials and services in 2000, 1999, respectively.

    The Company purchases piers and other materials used to set-up manufactured homes from SAC Industries, Inc. (SAC). SAC was owned by four individuals with each individual owning 25 percent. Ulysses B. Mori, a Director of the Company, was one of the individuals. During fiscal 1999 Mr. Mori transferred his interest in SAC to Mrs. Bradley, a director of the company until her resignation in September 2000 and parent of Darren Bradley, a director of the company until his resignation in May 2001. The Company purchased $558,044, $915,640, and $781,305 of materials from SAC in 2001, 2000, and 1999, respectively.

NOTE K—EMPLOYEE BENEFITS

    The Company has a 401(k) plan through which the employer matches 50 percent of employees' contributions up to 6 percent of wages. Employees are eligible for participation in the 401(k) plan after completing one year of service. Employer contributions to the plan were $39,570, $51,631, and $72,647 in 2001, 2000 and 1999, respectively.

NOTE L—ACQUISITIONS

    On January 1, 1999 the Company purchased Terry Ford d/b/a Ford's Tires and Axles, located in Phoenix, Arizona for $275,000. The Company acquired cash of $24,000, accounts receivable of $84,000, inventory of $317,000, and equipment of $102,000. The Company assumed liabilities of $710,000. Based on the purchase price of $275,000, goodwill of $458,000 was recorded. The goodwill was written off in fiscal year 2000.

    The fiscal 2000 impairment loss of $847,000 consisted of $360,000 of goodwill, $11,000 of merger costs, and $21,000 of property, plant, and equipment related to the Woodland, California acquisition completed in fiscal 1997 and $407,000 of goodwill, $4,000 of merger costs, and $44,000 of property, plant, and equipment related to the Phoenix, Arizona acquisition completed in fiscal 1999. All goodwill attributable to the California and Arizona acquisitions has been impaired. The California and Arizona locations experienced increases in sales subsequent to acquisition with further increases in sales and operational performances expected by management until the rapid deterioration in the manufactured housing industry during fiscal 2000. Due to the deterioration in the industry the Company no longer expected to fully recover the book value assigned to the California and Arizona acquisitions as projected increases in sales and operational performance are sufficient to produce positive cash flow, but insufficient to also cover the amortization of goodwill, merger costs, and certain items of property, plant, and equipment.

NOTE M—BUSINESS SEGMENTS

    The Company operates in two business segments: Axles and Tire Reconditioning and Housing Accessories. These segments have been determined by evaluating the Company's internal reporting structure and nature of products offered.

    Prior to fiscal 2001 the Company invested in, and on a limited basis, developed real estate for sale. A consensus exists among management as well as the Board of Directors that further investments in investment property are not warranted as they are not sufficiently related to our core manufactured housing related business. For fiscal 2001 investment property is a passive, non-operating activity with a half-time employee responsible for liquidating the remaining real estate.

    Axles and Tire Reconditioning: The Company provides reconditioned axles and tires to manufactured housing factories.

    Housing Accessories: The Company provides skirting, siding, and other aftermarket accessories to manufactured housing dealers and contractors.

(Dollars in thousands)	Axle & Tire Reconditioning	Housing Accessories	Investment Real Property	Total
2001
Operating revenue	$15,277	$5,942	—	$21,219
Operating income (loss)	(383)	(177)	—	(560)
Depreciation & Amortization	468	136	—	604
2000
Operating revenue	$18,752	$7,577	$552	$26,881
Operating income (loss)	(1,702)	(815)	92	(2,425)
Depreciation & Amortization	605	180	9	794
1999
Operating revenue	$26,166	$8,441	35	$34,642
Operating income (loss)	56	(192)	(37)	(173)
Depreciation & Amortization	625	163	4	792

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

    The fiscal 2000 impairment loss of $847,000, included in the axle and tire reconditioning segment, consisted of $360,000 of goodwill, $11,000 of merger costs, and $21,000 of property, plant, and equipment related to the Woodland, California acquisition completed in fiscal 1997 and $407,000 of goodwill, $4,000 of merger costs, and $44,000 of property, plant, and equipment related to the Phoenix, Arizona acquisition completed in fiscal 1999. All goodwill attributable to the California and Arizona acquisitions has been impaired. The California and Arizona locations experienced increases in sales subsequent to acquisition with further increases in sales and operational performances expected by management until the rapid deterioration in the manufactured housing industry during fiscal 2000. Due to the deterioration in the industry the Company no longer expected to fully recover the book value assigned to the California and Arizona acquisitions as projected increases in sales and operational performance were sufficient to produce positive cash flow, but insufficient to also cover the amortization of goodwill, merger costs, and certain items of property, plant, and equipment. As a result of the impairment loss, the depreciation and amortization expense related to these assets will decrease in future periods.

NOTE O—LEGAL PROCEEDINGS

    On July 9, 2001, the Company instituted legal action in the District Court of the Third Judicial District, State of Idaho, against Patricia I. Bradley, Darren M. Bradley, B. Kelly Bradley, Mark T. Wilson, Richard L. Morris, Mark W. Bradley, George Bayn and Mary Carter (the "Bradley Group") who are all former employees and/or shareholders of the Company. The lawsuit seeks monetary damages and injunctive relief based upon the defendants' breach of covenants not to compete with the Company which were granted to the Company by members of the Bradley Group in November 1996 when the Company acquired Bradley Enterprises, Inc. by merger from the Bradley Group. The lawsuit also seeks monetary damages from Patricia I. Bradley, Darren M. Bradley and B. Kelly Bradley for breach of their fiduciary duty while they were members of the Board of Directors of the Company. The Bradley Group began directly competing with the Company in June, 2001, and the Company's business and operations have, and will be negatively impacted by competition from the Bradley Group, primarily in the states of Washington and Oregon.

NOTE P—SUBSEQUENT EVENTS

    On October 19, 2001 the Company entered into two lease agreements with T.J.T. Enterprises covering sales and production facilities in Emmett, Idaho. The leases replace two leases which expired during fiscal year 2001 and have similar provisions except for, an annual 3% escalation, and an allowed termination of the leases with 90 days notice by either party, which are included in the new leases.

    On October 24, 2001 the Company amended the credit line to provide for a $500,000 limit and an expiration date of January 31, 2002.

    On November 12, 2001 the Company's Board of Directors voted to implement SFAS 142 effective October 1, 2001.

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
T.J.T., Inc.
Emmett, Idaho

    We have audited the accompanying balance sheets of T.J.T., Inc., as of September 30, 2001 and 2000, and the related statements of income, cash flows, and changes in shareholders' equity for the years ended September 30, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of T.J.T., Inc., as of September 30, 2001 and 2000, and the results of its operations and its cash flows for the years ended September 30, 2001, 2000 and 1999 in conformity with U.S. generally accepted accounting principles.

/s/ BALUKOFF, LINDSTROM & CO., P.A.

Boise, Idaho November 13, 2001

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

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors, and persons owning more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of such forms and written representations from certain reporting persons that they have complied with the relevant filing requirements, the Company believes that all filing requirements applicable to its executive officers, directors, and greater than 10% stockholders were complied with as of September 30, 2001.

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

Summary Compensation Table

Long Term Compensation
Annual Compensation(1)
Name and Principal Position				Other Annual Compensation(2)		Stock Options Granted
	Year	Salary
Terrence J. Sheldon President, Chief Executive Officer, and Director	2001 2000 1999	$ $ $	120,000 131,538 172,019	$ $ $	16,435 15,435 16,088	— — —
Patricia I. Bradley Executive Vice President, and Director	2001 2000 1999	$ $ $	— 30,223 169,553	$	— — 3,452	— — —
Ulysses B. Mori(3),(4) Manager of New Business Development and Director	2001 2000 1999	$ $ $	93,784 104,355 142,708	$	— — 3,115	— — —
Rickie K. Treadwell(4),(5) Arizona General Manager and Director	2001 2000 1999	$ $ $	150,000 150,000 150,000	$ $ $	4,500 4,500 4,500	— — —

(1)
Excludes personal benefits and other forms of non-cash compensation that did not in the aggregate exceed 10 percent of the aggregate amount of cash compensation shown for the subject individuals.

(2)
Includes participating contributions to the Company 401(k) Plan.

(3)
Mr. Mori was under contract until June 24, 2001 providing for a minimum annual base salary of $150,000 which was reduced to $104,355 in 1999 as a condition of the contract.

(4)
Mr. Mori and Mr. Treadwell are no longer executive officers of the Company.

(5)
Mr. Treadwell is currently under contract until May 31, 2002. The contract provides for minimum annual base salary of $150,000.

Involvement in Certain Legal Proceedings.

    On July 9, 2001, the Company instituted legal action in the District Court of the Third Judicial District, State of Idaho, against Patricia I. Bradley, Darren M. Bradley, B. Kelly Bradley, Mark T. Wilson, Richard L. Morris, Mark W. Bradley, George Bayn and Mary Carter (the "Bradley Group") who are all former employees and/or shareholders of the Company. The lawsuit seeks monetary damages and injunctive relief based upon the defendants' breach of covenants not to compete with the Company which were granted to the Company by members of the Bradley Group in November 1996 when the Company acquired Bradley Enterprises, Inc. by merger from the Bradley Group. The lawsuit also seeks monetary damages from Patricia I. Bradley, Darren M. Bradley and B. Kelly Bradley for breach of their fiduciary duty while they were members of the Board of Directors of the Company. The Bradley Group began directly competing with the Company in June, 2001, and the Company's business and operations have, and will be negatively impacted by competition from the Bradley Group, primarily in the states of Washington and Oregon.

    On November 15, 2001, the Federal District Court for the State of Idaho concluded an evidentiary hearing related to a preliminary injunction sought by the Company against the Bradley Group. The Company is awaiting a decision on that hearing. Trial of the case has been set to commence March 4, 2002.

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

(a)
Financial Statements, Schedules and Exhibits

1.
Financial statements and report of Balukoff, Lindstrom & Co., P.A.

    Independent Auditors' Report
    Balance Sheets—September 30, 2001 and 2000
    Statements of Income—September 30, 2001, 2000 and 1999
    Statements of Cash Flows—September 30, 2001, 2000 and 1999
    Statements of Changes in Shareholders' Equity—October 1, 1998, September 30, 1999, 2000 and 2001

  2.
  Financial statement schedules

    Other schedules are omitted because they are not required or because the information is included in the financial statements or notes thereto

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

      10.2 Amendment to 1997 Directors Stock Option Plan, dated February 22, 2000, incorporated by reference to the Registrant's Form 14A dated January 28, 2000 (Commission File No. 33-98404); 1997 Directors Stock Option Plan.

      10.3 Indemnity Agreement, dated November 24, 1999, between Joe Light and the Registrant.

      10.4 Lease dated January 1, 2000 between Sheldon Homedale Family L.P. as lessors, and the Registrant as lessee, related to facilities in Emmett, Idaho.

      10.41*  Lease dated October 19, 2001 between T.J.T. Enterprises LLC as lessors, and the Registrant as lessee, related to facilities in Emmett, Idaho.

      10.42*  Lease dated October 19, 2001 between T.J.T. Enterprises LLC as lessors, and the Registrant as lessee, related to facilities in Emmett, Idaho.

      23.1*  Consent of Independent Public Auditors

*
Filed herewith

(b)
Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 2001.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T.J.T., INC. Registrant

Date: December 21, 2001	By:	/s/ TERRENCE J. SHELDON Terrence J. Sheldon, President and Chief Executive Officer

Date: December 21, 2001	By:	/s/ LARRY B. PRESCOTT Larry B. Prescott, Senior Vice President, Treasurer and Chief Financial Officer

Date: December 21, 2001	By:	/s/ MICHAEL J. GILBERG Michael J. Gilberg, Vice President and Controller

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: December 21, 2001	By:	/s/ TERRENCE J. SHELDON Terrence J. Sheldon, President, Chief Executive Officer, and Chairman of the Board of Directors
Date: December 21, 2001	By:	/s/ ULYSSES B. MORI Ulysses B. Mori, Senior Vice President and Corporate Sales Manager and Director
Date: December 21, 2001	By:	/s/ RICKIE K. TREADWELL Rickie K. Treadwell, Senior Vice President and Senior Vice President, General Manager of the Company's Phoenix Arizona facility and Director
Date: December 21, 2001	By:	/s/ LARRY B. PRESCOTT Larry B. Prescott, Senior Vice President, Treasurer, Chief Financial Officer and Director
Date: December 21, 2001	By:	/s/ ARTHUR J. BERRY Arthur J. Berry, Director
Date: December 21, 2001	By:	/s/ JOE LIGHT Joe Light, Director
Date: December 21, 2001	By:	/s/ LARRY KLING Larry Kling, Director

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

    Tuesday, February 19, 2002
    10:00 a.m., Mountain Standard Time
    Owyhee Plaza
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
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
T.J.T., INC.—FORM 10-K INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
T.J.T., INC. BALANCE SHEETS (Dollars in thousands)
T.J.T., INC. STATEMENTS OF OPERATION (Dollars in thousands except per share amounts)
T.J.T., INC. STATEMENTS OF CASH FLOWS (Dollars in thousands)
T.J.T., INC. STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Dollars in thousands)
T.J.T., INC. NOTES TO FINANCIAL STATEMENTS September 30, 2001, 2000 and 1999
INDEPENDENT AUDITORS' REPORT
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. EXHIBITS, STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES