Form 10-Q
period 2001-12-31
TJT INC
filed 2002-02-14
CIK 1002577

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended

December 31, 2001

Commission File Number 33-98404

T.J.T., INC.
(Exact name of registrant as specified in its charter)

WASHINGTON	82-0333246
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

843 North Washington, P.O. Box 278, Emmett, Idaho 83617
(Address of principal executive offices)

(208) 365-5321
(Issuer's telephone number)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days. Yes /x/    No / /

        At December 31, 2001, the registrant had 4,854,739 shares of common stock outstanding.

December 31, 2001

TABLE OF CONTENTS

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

NOTE B—INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out and average cost methods) or market.

	Dec 31, 2001	Sept. 30, 2001
	(Dollars in Thousands)
Raw materials	$1,392	$1,365
Finished goods	1,577	1,314

Total	$2,969	$2,679

NOTE C—PROPERTY, PLANT AND EQUIPMENT

	Dec 31, 2001	Sept. 30, 2001
	(Dollars in Thousands)
Land and building	$386	$386
Leasehold improvements	371	370
Furniture and equipment	1,126	1,116
Vehicles and trailers	1,296	1,291

	3,179	3,163
Less accumulated depreciation	2,308	2,211

Net property, plant and equipment	$871	$952

NOTE D—SHAREHOLDERS' EQUITY

        Authorized stock of the company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. No shares of preferred stock have been issued. The company also had 4,500,644 warrants to purchase common stock which expired on December 21, 2000.

        The company has a stock option plan which allows officers, directors and key employees of the company to receive non-qualified and incentive stock options. The company did not award any stock options to directors and officers during the quarter ended December 31, 2001. There were options for 435,000 shares of stock available for grant at December 31, 2001.

NOTE E—SEGMENT DISCLOSURE

        The Company operates in two business segments: Axles and Tire Reconditioning and Housing Accessories. These segments have been determined by evaluating the Company's internal reporting structure and nature of products offered.

        Axles and Tire Reconditioning:    The Company provides reconditioned axles and tires to manufactured housing factories.

        Housing Accessories:    The Company provides skirting, siding, and other aftermarket accessories to manufactured housing dealers and contractors.

	Axle & Tire Reconditioning	Housing Accessories	Total
Three months ended Dec 31, 2001
Operating revenue	3,314	1,081	4,395
Operating income (loss)	(67)	(112)	(179)
Depreciation	90	27	117
Three months ended Dec 31, 2000
Operating revenue	3,880	1,636	5,516
Operating income (loss)	(296)	(89)	(385)
Depreciation	121	39	160

        The Company does not assign interest income, interest expense, other expenses or income taxes to operating segments. Identifiable assets and related capital expenditures are assigned to operating locations rather than operating segments, with depreciation allocated to the segments based upon usage.

NOTE F—CUMULATIVE EFFECT OF ACCOUNTING CHANGE

        Effective October 1, 2001, the Company implemented SFAS 142, Goodwill and Other Intangible Assets, and performed the initial goodwill impairment test. The impairment test involved estimating fair market values for tangible assets and liabilities and comparing the net tangible values to quoted market prices for the Company's stock. As of October 1, 2001 the Company's net tangible value was substantially in excess of quoted market prices for the Company's stock and a cumulative effect of accounting change of $748,000 was recorded. The cumulative effect of accounting change consists of a $790,000 writedown of goodwill assigned to the Company's axle and tire reconditioning segment, offset by a $42,000 tax benefit.

        The reconciliation of net income to net income adjusted to exclude amortization expense and related tax effects is as follows:

	For the Quarter Ended December 31,
	2001	2000
	(Dollars in Thousands Except Per Share Amounts)
Reported net income	(841)	(223)
Goodwill amortization	—	19
Tax benefit of goodwill amortization	—	(1)

Adjusted net income	(841)	(205)

        There would be no change in earnings per share had goodwill not been amortized during the quarter ended December 31, 2000.

NOTE G—LEGAL PROCEEDINGS

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

        On November 15, 2001, the Federal District Court for the State of Idaho concluded an evidentiary hearing related to a preliminary injunction sought by the Company against the Bradley Group. On January 10, 2002 a preliminary injunction was granted in favor of the Company prohibiting all members of the Bradley Group from competing against the Company's axle and tire business, which has caused the parties to enter into a stipulated permanent injunction whereby the Bradley Group is enjoined from competing against the Company's axle and tire and housing accessories business which the Bradley Group has agreed will be replaced by a permanent injunction lasting until January 1, 2004.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        All period references are to the three month period ended December 31, 2001 and 2000, unless otherwise indicated. Quarterly financial results may not be indicative of the financial results for any future period. This Form 10-Q contains certain forward-looking statements which are based on management's current expectations. The forward-looking statements are subject to certain risks and uncertainties. The words "believe," "expect," "anticipate," "intend," "estimate," "will," "should," "could," and other expressions that indicate future events and trends identify forward-looking statements. The Company has identified risk factors which could cause actual results to differ substantially from the forward looking statements. These risk factors include, but are not limited to, general economic conditions, changes in interest rates, availability of financing, real estate values, competitive pressure on both the purchasing of used axles and tires from manufactured housing dealers and the selling of refurbished axles and tires to manufactured housing factories, adverse weather conditions, the economic viability of our customers and vendors, changes in legislation or regulations, availability of qualified employees, and the outcome of current legal proceedings.

        The following table sets forth the operating data of the company as a percentage of net sales for the periods listed below:

	Three Months Ended
	Dec 31, 2001	Dec 31, 2000
Axle and tire reconditioning	75.4%	70.3%
Manufactured housing accessories and siding	24.6	29.7
Gross margin	23.5	16.2
Selling expense	18.0	16.4
Administrative expense	9.6	6.8
Interest expense	0.0	0.7
Interest income	0.3	0.4
Investment property income	0.3	0.9
Other income (expense)	0.1	0.1

        The manufactured housing industry continues to experience an overabundance of new and used homes due in part to overproduction as well as a decrease in consumer demand. Manufactured housing production facilities as well as numerous sales centers have closed and/or filed for bankruptcy. In the Company's market area the decrease in manufactured housing production from the quarter ended December 31, 2000 to the quarter ended December 31, 2001 was approximately 17% according to statistics from the National Conference of States on building Codes and Standards.

        In order to reduce cash outflow, as well as improve performance, the unit purchase cost of axles and tires was reduced during the first quarter of fiscal 2001. The reduction in unit purchase cost was generally accepted within the industry as a nationwide surplus of axles and tires existed due to the decreased production and resulting fewer homes requiring axles and tires. While cash outflow decreased at the same time purchase costs were reduced, inventory was sold for about three months before the decreased purchase costs were reflected in operations. The reduction in unit purchase costs is the primary reason for the 45% increase in gross margin as a percentage of sales from the first quarter of fiscal 2001 to 2002.

        On January 11, 2001 American Homestar Corp (Homestar) filed a petition for bankruptcy under Chapter 11 of the US Bankruptcy Code. During the quarter ended December 31, 2000 the Company wrote off $65,000 of the $72,000 that was due from Homestar. The Company has not received the distribution under the backruptcy which is estimated at $7,000. Homestar represented approximately 4% of the Company's sales.

        Selling and general administrative expenses decreased $63,000 during the quarter compared to the same quarter a year ago primarily as a result of a series of cost cutting efforts which reduced expense items more than enough to offset the $105,000 increase in legal fees for the quarter.

        On July 9, 2001, the Company instituted legal action in the District Court of the Third Judicial District, State of Idaho, against Patricia I. Bradley, Darren M. Bradley, B. Kelly Bradley, Mark T. Wilson, Richard L. Morris, Mark W. Bradley, George Bayn and Mary Carter (the "Bradley Group") who are all former employees and/or shareholders of the Company. The lawsuit seeks monetary damages and injunctive relief based upon the defendants' breach of covenants not to compete with the Company which were granted to the Company by members of the Bradley Group in November 1996 when the Company acquired Bradley Enterprises, Inc. by merger from the Bradley Group. The lawsuit also seeks monetary damages from Patricia I. Bradley, Darren M. Bradley and B. Kelly Bradley for breach of their fiduciary duty while they were members of the Board of Directors of the Company. The Bradley Group began directly competing with the Company in June, 2001, and the Company's business and operations have, and will be negatively impacted by competition from the Bradley Group, primarily in the states of Washington and Oregon. The Company incurred $125,000 of legal fees during the quarter ending December 31, 2001 to enforce the non-compete agreements executed by members of the Bradley Group.

        On November 15, 2001, the Federal District Court for the State of Idaho concluded an evidentiary hearing related to a preliminary injunction sought by the Company against the Bradley Group. On January 10, 2002 a preliminary injunction was granted in favor of the Company prohibiting all members of the Bradley Group from competing against the Company's axle and tire business, which has caused the parties to enter into a stipulated permanent injunction whereby the Bradley Group is enjoined from competing against the Company's axle and tire and housing accessories business which the Bradley Group has agreed will be replaced by a permanent injunction lasting until January 1, 2004.

        On January 1, 2002 the manufactured home load limit per tire, set by the Department of Transportation and the Department of Housing and Urban Development, decreased from an 18% allowable overload to no allowable overload. Standard practice among the producers of manufactured homes was to utilize the 18% allowable overload as needed. Producers of manufactured homes are either adding an extra axle and two tires to their homes, or increasing the rated capacity of the tires that they are using.

Liquidity and Capital Resources

        Historically, the company's principal sources of liquidity have been retained earnings from operations as well as borrowings under a revolving line of credit with a bank. The company has a $500,000 maximum bank line of credit secured by designated percentages of eligible accounts receivable and inventories which expires January 31, 2002. The credit line bears interest at the prime rate plus two percent. The Company did not meet the minimum tangible net equity covenant attached to the revolving credit line and has obtained waivers for the noncompliance through December 31, 2001.

        The Company expects that cash flow from operations combined with the $450,000 cash balance as of December 31, 2001 and the line of credit will be a sufficient source of liquidity to fund operations.

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

        On November 15, 2001, the Federal District Court for the State of Idaho concluded an evidentiary hearing related to a preliminary injunction sought by the Company against the Bradley Group. On January 10, 2002 a preliminary injunction was granted in favor of the axle and tire business, which has caused the parties to enter into a stipulated permanent injunction whereby the Bradley Group is enjoined from competing against the Company's axle and tire and housing accessories business which the Bradley Group has agreed will be replaced by a permanent injunction lasting until January 1, 2004.

Item 2.    Changes in Securities

        Nothing to report

Item 3.    Defaults Upon Senior Securities

        Nothing to report

Item 4.    Submission of Matters to a Vote of Security Holders

        Nothing to report

Item 5.    Other Information

        Nothing to report

6.    Exhibits and Reports on Form 8-K

(a)
No exhibits required to be filed.

(b)
No reports on Form 8-K were filed during the quarter ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

T.J.T., INC. Registrant
Date: February 13, 2002	By:	/s/ LARRY B. PRESCOTT Larry B. Prescott, Senior Vice President and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
NOTES TO FINANCIAL STATEMENTS (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  6. Exhibits and Reports on Form 8-K
SIGNATURES