Form 10-Q/A
period 2001-12-31
TJT INC
filed 2002-02-20
CIK 1002577

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment 1
to
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

Form 10-Q

December 31, 2001

TABLE OF CONTENTS

T.J.T., INC.
BALANCE SHEETS (unaudited)
(Dollars in thousands)

	Dec. 31 2001	Sept. 30 2001
Current assets:
Cash and cash equivalents	$450	$329
Accounts receivable and notes receivable (net of allowance for doubtful accounts of $91 and $84)	901	1,501
Inventories	2,969	2,679
Prepaid expenses and other current assets	53	80

Total current assets	4,373	4,589
Property, plant and equipment, net of accumulated depreciation	871	952
Notes receivable	195	265
Notes receivable from related parties	179	186
Real estate held for investment	626	562
Deferred charges and other assets	124	145
Deferred tax asset	616	516
Goodwill	—	790

Total assets	$6,984	$8,005

Current liabilities:
Accounts payable	$719	$759
Accrued liabilities	196	311

Total current liabilities	915	1,070
Deferred income and other noncurrent obligations	105	130

Total liabilities	1,020	1,200
Shareholders' equity:
Common stock, $.001 par value; 10,000,000 shares authorized; 4,854,739 shares issued and outstanding	5	5
Capital surplus	6,181	6,181
Retained earnings	171	1,012
Treasury stock (349,800 shares at cost)	(393)	(393)

Total shareholders' equity	5,964	6,805

Total liabilities and shareholders' equity	$6,984	$8,005

See accompanying notes to financial statements.

T.J.T., INC.
STATEMENTS OF OPERATION (unaudited)
(Dollars in thousands except per share amounts)

	For the three months ended December 31,
	2001	2000
Sales (net of returns and allowances):
Axles and tires	$3,314	$3,880
Accessories and siding	1,081	1,636

Total sales	4,395	5,516
Cost of goods sold:
Axles and tires	2,622	3,443
Accessories and siding	738	1,181

Total cost of goods sold	3,360	4,624

Gross profit	1,035	892
Selling, general and administrative expenses	1,214	1,277

Operating income (loss)	(179)	(385)
Interest income	12	21
Interest expense	(1)	(39)
Other income	5	6
Investment property income	12	47

Income (loss) before taxes	(151)	(350)
Income taxes (benefit)	(58)	(127)

Income (loss) before cumulative effect of accounting change	(93)	(223)
Cumulative effect of accounting change, net of income taxes	(748)	—

Net income (loss)	$(841)	$(223)

Net income (loss) per common share
Continuing operations	$(.02)	$(.05)
Cumulative effect of accounting change	$(.17)	$—

Net income (loss)	$(.19)	$(.05)

Weighted average shares outstanding	4,504,939	4,503,539

See accompanying notes to financial statements.

T.J.T., INC.
STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	For the three months ended December 31,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(841)	$(223)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117	160
Cumulative effect of accounting change	748	—
(Gain) loss on sale of assets	(5)	(52)
Change in receivables	600	916
Change in inventory	(290)	(426)
Change in prepaid expenses and other current assets	27	(22)
Change in accounts payable	(40)	(83)
Change in taxes	(58)	(128)
Change in other assets and liabilities	(139)	(70)

Net cash provided by operating activities	119	72

Cash flows from investing activities:
Additions to property, plant and equipment	(15)	(3)
Issuance of notes receivable	(5)	—
Payments on notes receivable	42	2
Proceeds from sale of assets	5	8
Land purchased for investment	(25)	—
Sale of land	—	59

Net cash provided by investing activities	2	66

Cash flows from financing activities:
Net proceeds from credit line	—	(155)

Net cash used by financing activities	—	(155)

Net increase (decrease) in cash and cash equivalents	121	(17)
Cash and cash equivalents at October 1	329	54

Cash and cash equivalents at December 31	$450	$37

Supplemental information:
Interest paid	$1	$39
Income taxes paid, net of refunds	—	—
Noncash transactions:
Reaquisition of investment property by cancellation of note receivable	$40	$—
Cumulative effect of change in accounting principle	748	—

See accompanying notes to financial statements.

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

QuickLinks

TABLE OF CONTENTS
T.J.T., INC. BALANCE SHEETS (unaudited) (Dollars in thousands)
T.J.T., INC. STATEMENTS OF OPERATION (unaudited) (Dollars in thousands except per share amounts)
T.J.T., INC. STATEMENTS OF CASH FLOWS (unaudited) (Dollars in thousands)
NOTES TO FINANCIAL STATEMENTS (unaudited)
PART II. OTHER INFORMATION
SIGNATURES