Form 10-Q
period 2002-03-31
TJT INC
filed 2002-05-15
CIK 1002577

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002

Commission File Number 33-98404

T.J.T., INC.
(Exact name of registrant as specified in its charter)

WASHINGTON	82-0333246
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

843 North Washington, P.O. Box 278, Emmett, Idaho 83617
(Address of principal executive offices)

(208) 365-5321
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days. Yes ☒ No ☐

At March 31, 2002, the registrant had 4,854,739 shares of common stock outstanding.

T.J.T., INC.

Form 10-Q

March 31, 2002

TABLE OF CONTENTS

T.J.T., INC.
BALANCE SHEETS
(Dollars in thousands)

	March 31, 2002	Sept. 30, 2001
Current assets:
Cash and cash equivalents	$25	$329
Accounts receivable and notes receivable (net of allowances for doubtful accounts of $91 and $84)	1,413	1,501
Inventories	3,080	2,679
Prepaid expenses and other current assets	108	80

Total current assets	4,626	4,589
Property, plant and equipment, net of accumulated depreciation	807	952
Notes receivable	204	265
Notes receivable from related parties	171	186
Real estate held for investment	610	562
Deferred charges and other assets	104	145
Deferred tax asset	695	516
Goodwill	—	790

Total assets	$7,217	$8,005

Current liabilities:
Accounts payable	1,058	759
Accrued liabilities	237	311

Total current liabilities	1,295	1,070
Deferred credits and other noncurrent obligations	104	130

Total liabilities	1,399	1,200
Shareholders' equity:
Common stock, $.001 par value; 10,000,000 shares authorized; 4,854,739 shares issued and outstanding	5	5
Capital surplus	6,181	6,181
Retained earnings	25	1,012
Treasury stock (349,800 shares at cost)	(393)	(393)

Total shareholders' equity	5,818	6,805

Total liabilities and shareholders' equity	$7,217	$8,005

See accompanying notes to financial statements.

T.J.T., INC.
STATEMENTS OF OPERATION
(Dollars in thousands except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
Sales (net of returns and allowances):
Axles and tires	$3,898	$3,479	$7,212	$7,359
Accessories and siding	1,010	1,332	2,091	2,968

Total sales	4,908	4,811	9,303	10,327
Cost of goods sold
Axles and tires	3,227	3,088	5,849	6,523
Accessories and siding	734	938	1,472	2,127

Total cost of goods sold	3,961	4,026	7,321	8,650

Gross profit	947	785	1,982	1,677
Selling, general and administrative expenses	1,210	1,240	2,424	2,517

Operating income (loss)	(263)	(455)	(442)	(840)
Interest income	15	19	27	40
Interest expense	—	35	1	74
Investment property income (expense)	25	101	37	148
Other income	(1)	4	4	10

Income (loss) before taxes	(224)	(366)	(375)	(716)
Income taxes (benefit)	(78)	(125)	(136)	(252)

Income (loss) before cumulative effect of accounting change	(146)	(241)	(239)	(464)
Cumulative effect of accounting change, net of income taxes	—	—	(748)	—

Net income (loss)	$(146)	$(241)	$(987)	$(464)

Net income (loss) per common share
Continuing operations	$(.03)	$(.05)	$(.05)	$(.10)
Cumulative effect of accounting change	—	—	(0.17)	—

Net income (loss)	$(.03)	$(.05)	$(.22)	$(.10)

Weighted average shares outstanding	4,504,939	4,504,939	4,504,939	4,504,939

See accompanying notes to financial statements.

T.J.T., INC.
STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the six months ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(987)	$(464)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	210	310
Cumulative effect of accounting change	748	—
Gain on sale of assets	(30)	(158)
Change in receivables	81	439
Change in inventories	(401)	344
Change in prepaid expenses and other current assets	(28)	10
Change in accounts payable	299	85
Change in taxes	(137)	35
Change in other assets and liabilities	(99)	(78)

Net cash provided (used) by operating activities	(344)	523

Cash flows from investing activities:
Additions to property, plant and equipment	(29)	(69)
Proceeds from sale of assets	8	15
Issuance of notes receivable	(5)	—
Payments on notes receivable	48	5
Land purchased for investment	(25)	(3)
Sale of land purchased for investment	43	176

Net cash provided (used) by investing activities	40	124

Cash flows from financing activities:
Net proceeds from credit line	—	(658)

Net cash provided (used) by financing activities	—	(658)

Net decrease in cash and cash equivalents	(304)	(11)
Beginning cash and cash equivalents	329	54

Ending cash and cash equivalents	$25	$43

Supplemental information:
Interest paid	$1	$74
Income taxes paid, net of refunds	—	(288)
Noncash transactions:
Prepaid operating lease	$4	$—
Reacquisition of investment property by cancellation of note receivable	40	21
Cumulative effect of change in accounting principle	748	—

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

NOTE B—INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out and average cost methods) or market.

	Mar. 31, 2002	Sept. 30, 2001
	(Dollars in thousands)
Raw materials	$1,768	$1,365
Finished goods	1,312	1,314

Total	$3,080	$2,679

NOTE C—PROPERTY, PLANT AND EQUIPMENT

	Mar. 31, 2002	Sept. 30, 2001
	(Dollars in thousands)
Land and building	$386	$386
Leasehold improvements	373	370
Furniture and equipment	1,128	1,116
Vehicles and trailers	1,275	1,291

	3,162	3,163
Less accumulated depreciation	2,355	2,211

Net property, plant and equipment	$807	$952

NOTE D—SHAREHOLDERS' EQUITY

Authorized stock of the company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. No shares of preferred stock have been issued.

The company has a stock option plan which allows officers, directors and key employees of the company to receive non-qualified and incentive stock options. Although the company did not award any stock options to directors and officers during the quarter ended December 31, 2001, 5,000 stock options were awarded during the quarter ended March 31, 2002. These options will become 100% vested over a period of five years from the grant date at a strike price of $.395. There were options for 430,000 shares of stock available for grant at March 31, 2002.

NOTE E—SEGMENT DISCLOSURE

The Company operates in two business segments: Axles and Tire Reconditioning and Housing Accessories. These segments have been determined by evaluating the Company's internal reporting structure and nature of products offered.

Axles and Tire Reconditioning: The Company provides reconditioned axles and tires to manufactured housing factories.

Housing Accessories: The Company provides skirting, siding, and other aftermarket accessories to manufactured housing dealers and contractors.

	Axle & Tire Reconditioning	Housing Accessories	Total
Three months ended Mar 31, 2002
Operating revenue	3,897	1,011	4,908
Operating income (loss)	(109)	(154)	(263)
Depreciation	72	20	92
Three months ended Mar 31, 2001
Operating revenue	3,479	1,332	4,811
Operating income (loss)	(372)	(83)	(455)
Depreciation	117	33	150
Six months ended Mar 31, 2002
Operating revenue	7,212	2,091	9,303
Operating income (loss)	(176)	(266)	(442)
Depreciation	163	47	210
Six months ended Mar 31, 2001
Operating revenue	7,359	2,968	10,327
Operating income (loss)	(668)	(172)	(840)
Depreciation	238	72	310

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

The reconciliation of net income to net income adjusted to exclude amortization expense and related tax effects is as follows:

	For the six months ended March 31,
	2002	2001
	(Dollars in thousands except per share amounts)
Reported net income	(987)	(464)
Goodwill amortization	—	38
Tax benefit of goodwill amortization	—	(2)

Adjusted net income	(987)	(428)

There would be no change in earnings per share had goodwill not been amortized during the quarter ended March 31, 2001.

NOTE G—LEGAL PROCEEDINGS

On July 9, 2001, the Company instituted legal action in the District Court of the Third Judicial District, State of Idaho, against Patricia I. Bradley, Darren M. Bradley, B. Kelly Bradley, Mark T. Wilson, Richard L. Morris, Mark W. Bradley, George Bayn and Mary Carter (the "Bradley Group") who are all former employees and/or shareholders of the Company. The lawsuit sought monetary damages and injunctive relief based upon the defendants' breach of covenants not to compete with the Company which were granted to the Company by members of the Bradley Group in November 1996 when the Company acquired Bradley Enterprises, Inc. by merger from the Bradley Group. The Bradley Group began directly competing with the Company in June, 2001, and the Company's business and operations have, and will be negatively impacted by competition from the Bradley Group, primarily in the states of Washington and Oregon.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

All period references are to the three months or six month periods ended March 31, 2002 and 2001, unless otherwise indicated. Quarterly financial results may not be indicative of the financial results for any future period. This Form 10-Q contains certain forward-looking statements which are based on management's current expectations. The forward-looking statements are subject to certain risks and uncertainties. The words "believe," "expect," "anticipate," "intend," "estimate," "will," "should," "could," and other expressions that indicate future events and trends identify forward-looking statements. The Company has identified risk factors which could cause actual results to differ substantially from the forward looking statements. These risk factors include, but are not limited to, general economic conditions, changes in interest rates, availability of financing, real estate values, competitive pressure on both the purchasing of used axles and tires from manufactured housing dealers and the selling of refurbished axles and tires to manufactured housing factories, adverse weather conditions, the economic viability of our customers and vendors, changes in legislation or regulations, availability of qualified employees, and the outcome of current legal proceedings.

The manufactured housing industry continues to experience an overabundance of new and used homes as a result of reduced consumer demand and a tightening of credit requirements. Manufactured housing shipments increased three percent cumulative in the companies' market area for January and February 2002 as compared to the same period in 2001, according to statistics from the national Conference of State Buildings Codes and Standards.

The following table sets forth the operating data of the company as a percentage of net sales for the periods listed below:

	Three Months Ended		Six Months Ended
	Mar. 31, 2002	Mar. 31, 2001	Mar.31, 2002	Mar. 31, 2001
Axle and tire reconditioning	79.4%	72.3%	77.5%	71.3%
Manufactured housing accessories and siding	20.6	27.7	22.5	28.7
Gross margin	19.3	16.3	21.3	16.2
Selling expense	16.0	17.2	16.9	16.8
Administrative expense	8.7	8.5	9.1	7.6
Interest expense	0.0	0.7	0.0	0.7
Interest income	0.3	0.4	0.3	0.4
Other income	0.0	0.1	0.0	0.1
Investment property income (expense)	0.5	2.1	0.4	1.4

Sales increased to $4.9 million for the three months ended March 31, 2002, a two percent increase over sales of $4.8 million in the same period a year ago. An increase in manufactured housing shipments in the Company's market area contributed to the increase in sales for the period. Gross profit was $947,000 compared to $785,000 for the same quarter in 2001. Gross margin for the quarter improved three percent to 19.3 percent compared to 16.3 percent for the same period a year ago.

Selling, general and administrative expenses decreased $30,000 during the quarter ended March 31, 2002 as compared to the same quarter a year ago. Continued cost cutting efforts were more than adequate to offset additional legal expenses of $61,000 for the quarter.

As a result of higher gross margins and reduced selling, general and administrative expenses, the net loss before the cumulative effect of the accounting change for the six months ended March 31, 2002 was $239,000 compared to $464,000 for the same period in 2001.

On July 9, 2001, the Company instituted legal action in the District Court of the Third Judicial District, State of Idaho, against Patricia I. Bradley, Darren M. Bradley, B. Kelly Bradley, Mark T. Wilson,

Richard L. Morris, Mark W. Bradley, George Bayn and Mary Carter (the "Bradley Group") who are all former employees and/or shareholders of the Company. The lawsuit sought monetary damages and injunctive relief based upon the defendants' breach of covenants not to compete with the Company which were granted to the Company by members of the Bradley Group in November 1996 when the Company acquired Bradley Enterprises, Inc. by merger from the Bradley Group. The Bradley Group began directly competing with the Company in June, 2001, and the Company's business and operations have, and will be negatively impacted by competition from the Bradley Group, primarily in the states of Washington and Oregon. The Company incurred $201,000 of legal fees during the six months ending March 31, 2002 to enforce the non-compete agreements executed by members of the Bradley Group.

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

As a result of the new overload ruling, approximately 33 percent of the company's used tire sales converted to lower margin new tire sales which reduced gross profit approximately $73,000. Gross profit margin was reduced by approximately 1.5 percent. The company expects margins to improve in the last six months of the current fiscal year as the new, higher rated tires cycle through the company's distribution channels and are sold as used tires.

Liquidity and Capital Resources

The Company expects that cash flow from operations will be a sufficient source of liquidity to fund operations. The company is currently evaluating financing options to be put in place as an additional source of liquidity if needed.

Authorized stock of the company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. No shares of preferred stock have been issued.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 9, 2001, the Company instituted legal action in the District Court of the Third Judicial District, State of Idaho, against Patricia I. Bradley, Darren M. Bradley, B. Kelly Bradley, Mark T. Wilson, Richard L. Morris, Mark W. Bradley, George Bayn and Mary Carter (the "Bradley Group") who are all former employees and/or shareholders of the Company. The lawsuit sought monetary damages and injunctive relief based upon the defendants' breach of covenants not to compete with the Company which were granted to the Company by members of the Bradley Group in November 1996 when the Company acquired Bradley Enterprises, Inc. by merger from the Bradley Group. The Bradley Group began directly competing with the Company in June, 2001, and the Company's business and operations have, and will be negatively impacted by competition from the Bradley Group, primarily in the states of Washington and Oregon.

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

Nothing to report

Item 3. Defaults Upon Senior Securities

Nothing to report

Item 4. Submission of Matters to a Vote of Security Holders

On February 19, 2002, the annual meeting of the shareholders was held. Holders of common stock were asked to vote on the following items:

  To elect one Director to serve until the annual meeting of shareholders in 2003 and three Directors to serve until the annual meeting of shareholders in 2005. The shareholders elected the following Directors, with the votes indicated opposite each Director's name:

	For	Against	Withheld
Rick K. Treadwell	4,774,115	—	32,850
Jerome B. Light	4,774,115	—	32,850
Terrance J. Sheldon	4,774,115	—	32,850
Larry E. Kling	4,774,115	—	32,850

  To ratify the appointment of the Company's independent auditors for the 2002 fiscal year. The votes are indicated below.

	For	Against	Abstain
Balukoff Lindstrom & Co., P.A.	4,798,115	1,700	7,150

Item 5. Other Information

Nothing to report

Item 6. Exhibits and Reports on Form 8-K

(a)
No exhibits required to be filed.

(b)
No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

T.J.T., INC. Registrant
Date: May 14, 2002	By:	/s/ LARRY B. PRESCOTT Larry B. Prescott, Senior Vice President and Chief Financial Officer

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
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES