Form 10-Q
period 2002-06-30
TJT INC
filed 2002-08-14
CIK 1002577

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended
 June 30, 2002

Commission File Number 33-98404

T.J.T., INC.
(Exact name of registrant as specified in its charter)

WASHINGTON (State or other jurisdiction of incorporation or organization)	82-0333246 (IRS Employer Identification No.)

843 North Washington, P.O. Box 278, Emmett, Idaho 83617
(Address of principal executive offices)

(208) 365-5321
(Issuer's telephone number)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days. Yes ☒    No ☐

        At June 30, 2002, the registrant had 4,854,739 shares of common stock outstanding.

T.J.T., INC.
Form 10-Q
June 30, 2002

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

T.J.T., INC.

BALANCE SHEETS

(Dollars in thousands)

	June 30, 2002	Sept. 30, 2001
Current assets:
Cash and cash equivalents	$185	$329
Accounts receivable and notes receivable (net of allowances for doubtful accounts of $91 and $84)	1,541	1,501
Inventories	2,783	2,679
Prepaid expenses and other current assets	67	80

Total current assets	4,576	4,589
Property, plant and equipment, net of accumulated depreciation	762	952
Notes receivable	182	265
Notes receivable from related parties	159	186
Real estate held for investment	600	562
Deferred charges and other assets	137	145
Deferred tax asset	654	516
Goodwill	—	790

Total assets	$7,070	$8,005

Current liabilities:
Accounts payable	$880	$759
Accrued liabilities	229	311

Total current liabilities	1,109	1,070
Deferred credits and other noncurrent obligations	83	130

Total liabilities	1,192	1,200
Shareholders' equity:
Common stock, $.001 par value; 10,000,000 shares authorized; 4,854,739 shares issued and outstanding	5	5
Capital surplus	6,181	6,181
Retained earnings	85	1,012
Treasury stock (349,800 shares at cost)	(393)	(393)

Total shareholders' equity	5,878	6,805

Total liabilities and shareholders' equity	$7,070	$8,005

See accompanying notes to financial statements.

T.J.T., INC.

STATEMENTS OF OPERATION

(Dollars in thousands except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Sales (net of returns and allowances):
Axles and tires	$4,182	$3,980	$11,394	$11,339
Accessories and siding	1,393	1,526	3,484	4,494

Total sales	5,575	5,506	14,878	15,833
Cost of goods sold
Axles and tires	3,443	3,199	9,292	9,722
Accessories and siding	1,002	1,110	2,474	3,237

Total cost of goods sold	4,445	4,309	11,766	12,959

Gross profit	1,130	1,197	3,112	2,874
Selling, general and administrative expenses	1,112	1,137	3,536	3,654

Operating income (loss)	18	60	(424)	(780)
Interest income	9	16	36	56
Interest expense	—	11	1	85
Investment property income (expense)	55	62	92	210
Other income	19	1	23	11

Income (loss) before taxes	101	128	(274)	(588)
Income taxes (benefit)	(34)	(59)	(95)	(193)

Income (loss) before cumulative effect of accounting change	67	69	(179)	(395)
Cumulative effect of accounting change, net of income taxes	—	—	(748)	—
Net income (loss)	$67	$69	$(927)	$(781)

Net income (loss) per common share
Continuing operations	$.01	$.02	$(.04)	$(.17)
Cumulative effect of accounting change	—	—	(0.17)	—

Net income (loss)	$.01	$.02	$(.21)	$(.17)

Weighted average shares outstanding	4,504,939	4,504,939	4,504,939	4,504,939

See accompanying notes to financial statements.

T.J.T., INC.

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Nine months ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(927)	$(395)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	273	453
Cumulative effect of accounting change	748	—
Gain on sale of assets	(79)	(215)
Change in receivables	(48)	371
Change in inventories	(104)	980
Change in prepaid expenses and other current assets	13	(37)
Change in accounts payable	121	(18)
Change in taxes	(96)	102
Change in other assets and liabilities	(165)	(155)

Net cash provided (used) by operating activities	(264)	1,086

Cash flows from investing activities:
Additions to property, plant and equipment	(43)	(69)
Proceeds from sale of assets	28	15
Issuance of notes receivable	(25)	0
Payments on notes receivable	103	67
Land purchased for investment	(28)	(3)
Sale of land purchased for investment	85	238

Net cash provided (used) by investing activities	120	248

Cash flows from financing activities:
Net proceeds from credit line	—	(1346)

Net cash provided (used) by financing activities	—	(1,346)

Net decrease in cash and cash equivalents	(144)	(12)
Beginning cash and cash equivalents	329	54

Ending cash and cash equivalents	$185	$42

Supplemental information:
Interest paid	$1	$85
Income taxes paid, net of refunds	—	(296)
Noncash transactions:
Prepaid operating lease	$4	$—
Reacquisition of investment property by cancellation of note receivable	40	—
Cumulative effect of change in accounting principle	748	—
Sale of land by issuance of notes receivable	20	34

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

NOTE B—INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out and average cost methods) or market.

(Dollars in thousands)	June 30, 2002	Sept. 30, 2001
Raw materials	$1,567	$1,365
Finished goods	1,216	1,314

Total	$2,783	$2,679

NOTE C—PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)	June 30, 2002	Sept. 30, 2001
Land and building	$390	$386
Leasehold improvements	377	370
Furniture and equipment	1,142	1,116
Vehicles and trailers	1,188	1,291

	3,097	3,163
Less accumulated depreciation	2,335	2,211

Net property, plant and equipment	$762	$952

NOTE D—SHAREHOLDERS' EQUITY

        Authorized stock of the Company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. No shares of preferred stock have been issued.

        The Company has a stock option plan which allows officers, directors and key employees of the Company to receive non-qualified and incentive stock options. The Company issued 5,000 stock options during the quarted ended March 31, 2002. These options will become 100% vested over a period of five years from the grant date at a strike price of $.395. No stock options were issued in quarter ending June 30, 2002. There were options for 440,000 shares of stock available for grant at June 30, 2002.

NOTE E—SEGMENT DISCLOSURE

        The Company operates in two business segments: Axles and Tire Reconditioning and Housing Accessories. These segments have been determined by evaluating the Company's internal reporting structure and nature of products offered.

        Axles and Tire Reconditioning: The Company provides reconditioned axles and tires to manufactured housing factories.

        Housing Accessories: The Company provides skirting, siding, and other aftermarket accessories to manufactured housing dealers and contractors.

	Axle & Tire Reconditioning	Housing Accessories	Total
Three months ended June 30, 2002
Operating revenue	4,182	1,393	5,575
Operating income (loss)	44	(26)	18
Depreciation	48	16	64
Three months ended June 30, 2001
Operating revenue	3,980	1,526	5,506
Operating income (loss)	136	(76)	60
Depreciation	111	32	143
Nine months ended June 30, 2002
Operating revenue	11,394	3,484	14,878
Operating income (loss)	(131)	(293)	(424)
Depreciation	210	63	273
Nine months ended June 30, 2001
Operating revenue	11,339	4,494	15,833
Operating income (loss)	(576)	(204)	(780)
Depreciation	349	104	453

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

        The reconciliation of net income to net income adjusted to exclude amortization expense and related tax effects is as follows:

For the nine months ended June 30, (Dollars in thousands)	2002	2001
Reported net income	(987)	(395)
Goodwill amortization	—	57
Tax benefit of goodwill amortization	—	(3)

Adjusted net income	(987)	(341)

        There would be no change in earnings per share had goodwill not been amortized during the quarter ended June 30, 2001.

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

NOTE H—CREDIT AGREEMENTS

        On May 29, 2002, the Company entered a $350,000 revolving credit facility secured by receivables and inventory with a financial institution maturing on May 30, 2003. The interest rate on the credit line is the prime rate plus 2.5 percent. As of June 30, 2002, the Company has not borrowed on the line and is in compliance with the covenants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        All period references are to the three month or nine month periods ended June 30, 2002 and 2001, unless otherwise indicated. Quarterly financial results may not be indicative of the financial results for any future period. This Form 10-Q contains certain forward-looking statements which are based on management's current expectations. The forward-looking statements are subject to certain risks and uncertainties. The words "believe," "expect," "anticipate," "intend," "estimate," "will," "should," "could," and other expressions that indicate future events and trends identify forward-looking statements. The Company has identified risk factors which could cause actual results to differ substantially from the forward looking statements. These risk factors include, but are not limited to, general economic conditions, changes in interest rates, availability of financing, real estate values, competitive pressure on both the purchasing of used axles and tires from manufactured housing dealers and the selling of refurbished axles and tires to manufactured housing factories, adverse weather conditions, the economic viability of our customers and vendors, changes in legislation or regulations, and the availability of qualified employees.

        The manufactured housing industry continues to experience an overabundance of new and used homes as a result of reduced consumer demand and a tightening of credit requirements. Manufactured housing shipments did not change in the Company's market area for April and May 2002 as compared to the same period in 2001, according to statistics from the National Conference of State Buildings Codes and Standards.

        The following table sets forth the operating data of the Company as a percentage of net sales for the periods listed below:

	Three Months Ended		Nine Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Axle and tire reconditioning	75.0%	72.3%	76.6%	71.6%
Manufactured housing accessories and siding	25.0	27.7	23.4	28.4
Gross margin	20.3	21.7	20.9	18.2
Selling expense	14.2	14.8	15.9	16.1
Administrative expense	5.7	5.8	7.8	7.0
Interest expense	0.0	-0.2	0.0	-0.5
Interest income	0.2	0.3	0.2	0.4
Other income	0.2	0.0	0.1	0.1
Investment property income (expense)	1.0	1.1	0.6	1.3

        While the manufactured housing shipments in the Company's market area remained constant for the period, sales for the three months ended June 30, 2002 increased by $69,000 compared to sales in the same period a year ago. However, gross profit decreased by $67,000. The decrease in gross profit can be contributed to decreased margins associated with regulatory requirements related to new tire sales coupled with decreases in selling prices resulting from a more competitive market.

        Selling, general and administrative expenses decreased $25,000 during the quarter ended June 30, 2002 as compared to the same quarter a year ago.

        Sales for the nine months ended June 30, 2002 decreased by $955,000 from the nine months ended June 30, 2001. Gross profit increased by $238,000 for the same period due to cost cutting efforts and increased efficiency during quarters ending December 31, 2001 and March 31, 2002. Although efficiencies and cost cutting efforts still remain in place, reduced sales prices for axles and tires have had an impact on gross margin in the current quarter ending June 30, 2002. If the manufactured housing industry continues to experience tight credit and slower sales, the company expects demand for axles and tires to continue to be soft and sales prices will not improve in the short term.

        On January 1, 2002 the manufactured home load limit per tire, set by the Department of Transportation and the Department of Housing and Urban Development, decreased from an 18% allowable overload to no allowable overload. Standard practice among the producers of manufactured homes was to utilize the 18% allowable overload as needed. Producers of manufactured homes are either adding an extra axle and two tires to their homes, or increasing the rated capacity of the tires that they are using. Many producers chose to use the higher rated capacity new tires.

        As a result of the new overload ruling, approximately 31 percent of all tires sold by the Company were new tires at lower margins, which reduced gross profit approximately $102,000 for the three months ended June 30, 2002. Gross profit margin was reduced by approximately 1.8 percent.

        Selling, general and administrative expenses for the nine months ended June 30, 2002 decreased by $118,000 from the same period a year ago. The net loss before the cumulative effect of the accounting change for the nine months ended June 30, 2002 was $179,000 compared to $395,000 for the same period in 2002. The reduction in selling, general and administrative expenses was a significant factor in this decrease.

        On July 9, 2001, the Company instituted legal action in the District Court of the Third Judicial District, State of Idaho, against Patricia I. Bradley, Darren M. Bradley, B. Kelly Bradley, Mark T. Wilson, Richard L. Morris, Mark W. Bradley, George Bayn and Mary Carter (the "Bradley Group") who are all former employees and/or shareholders of the Company. The lawsuit sought monetary damages and injunctive relief based upon the defendants' breach of covenants not to compete with the Company which were granted to the Company by members of the Bradley Group in November 1996 when the Company acquired Bradley Enterprises, Inc. by merger from the Bradley Group. The Bradley Group began directly competing with the Company in June, 2001, and the Company's business and operations have, and will be negatively impacted by competition from the Bradley Group, primarily in the states of Washington and Oregon. The Company incurred $201,192 of legal fees during the nine months ending June 30, 2002 to enforce the non-compete agreements executed by members of the Bradley Group.

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

Liquidity and Capital Resources

        During the quarter ending June 30, 2002, the Company obtained a line of credit from Idaho Banking Company for $350,000. As of the quarter ended June 30, 2002, the Company has not borrowed on the line and is in compliance with the covenants. The Company expects that cash flow from operations, along with the line of credit, will be a sufficient source of liquidity to fund operations.

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

        Nothing to report

Item 5. Other Information

        Nothing to report

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

T.J.T., INC. Registrant

Date: August 13, 2002	By:	/s/ LARRY B. PRESCOTT Larry B. Prescott, Senior Vice President and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
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