Form 10-Q/A
period 2002-06-30
TJT INC
filed 2002-08-19
CIK 1002577

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

T.J.T., INC.

STATEMENTS OF OPERATION

(Dollars in thousands except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Sales (net of returns and allowances):
Axles and tires	$4,182	$3,980	$11,394	$11,339
Accessories and siding	1,393	1,526	3,484	4,494

Total sales	5,575	5,506	14,878	15,833
Cost of goods sold
Axles and tires	3,443	3,199	9,292	9,722
Accessories and siding	1,002	1,110	2,474	3,237

Total cost of goods sold	4,445	4,309	11,766	12,959

Gross profit	1,130	1,197	3,112	2,874
Selling, general and administrative expenses	1,112	1,137	3,536	3,654

Operating income (loss)	18	60	(424)	(780)
Interest income	9	16	36	56
Interest expense	—	11	1	85
Investment property income (expense)	55	62	92	210
Other income	19	1	23	11

Income (loss) before taxes	101	128	(274)	(588)
Income taxes (benefit)	41	59	(95)	(193)

Income (loss) before cumulative effect of accounting change	60	69	(179)	(395)
Cumulative effect of accounting change, net of income taxes	—	—	(748)	—
Net income (loss)	$60	$69	$(927)	$(395)

Net income (loss) per common share
Continuing operations	$.01	$.02	$(.04)	$(.09)
Cumulative effect of accounting change	—	—	(0.17)	—

Net income (loss)	$.01	$.02	$(.21)	$(.09)

Weighted average shares outstanding	4,504,939	4,504,939	4,504,939	4,504,939

See accompanying notes to financial statements.

T.J.T., INC.

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Nine months ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(927)	$(395)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	273	453
Cumulative effect of accounting change	748	—
Gain on sale of assets	(79)	(215)
Change in receivables	(48)	371
Change in inventories	(104)	980
Change in prepaid expenses and other current assets	13	(37)
Change in accounts payable	121	(18)
Change in taxes	(96)	102
Change in other assets and liabilities	(165)	(155)

Net cash provided (used) by operating activities	(264)	1,086

Cash flows from investing activities:
Additions to property, plant and equipment	(43)	(69)
Proceeds from sale of assets	28	15
Issuance of notes receivable	(25)	0
Payments on notes receivable	103	67
Land purchased for investment	(28)	(3)
Sale of land purchased for investment	85	238

Net cash provided (used) by investing activities	120	248

Cash flows from financing activities:
Net proceeds from credit line	—	(1346)

Net cash provided (used) by financing activities	—	(1,346)

Net decrease in cash and cash equivalents	(144)	(12)
Beginning cash and cash equivalents	329	54

Ending cash and cash equivalents	$185	$42

Supplemental information:
Interest paid	$1	$85
Income taxes paid (received), net of refunds	—	(296)
Noncash transactions:
Prepaid operating lease	$4	$—
Reacquisition of investment property by cancellation of note receivable	40	—
Cumulative effect of change in accounting principle	748	—
Sale of land by issuance of notes receivable	20	34

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

        The reconciliation of net income to net income adjusted to exclude amortization expense and related tax effects is as follows:

For the nine months ended June 30, (Dollars in thousands)	2002	2001
Reported net income	(927)	(395)
Goodwill amortization	—	57
Tax benefit of goodwill amortization	—	(3)

Adjusted net income	(927)	(341)

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