Form 10-K
period 2002-09-30
TJT INC
filed 2002-12-30
CIK 1002577

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/K
ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

Commission File Number 33-98404

T.J.T., INC.
(Exact name of registrant as specified in its charter)

WASHINGTON (State or other jurisdiction of incorporation or organization)	82-0333246 (IRS Employer Identification No.)
843 North Washington, P.O. Box 278, Emmett, Idaho 83617 (Address of principal executive offices)
(208) 365-5321 (Registrant's telephone number)
Securities registered under Sections 12 (b) and 12 (g) of the Exchange Act:
Title of each class Common Stock, $.001 par value	Name of each exchange on which registered OTC Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Registrant's revenues for the fiscal year ended September 30, 2002 were $20,385,535.

Based on the stock's closing price of $.43 on December 20, 2002, non-affiliated market capital was approximately $1,165,599.

As of December 20, 2002, there were 4,854,739 shares of the registrant's $.001 par value common stock outstanding.

        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be dated on or after January 20, 2003, for use in connection with the annual meeting of stockholders to be held on February 18, 2003, are hereby incorporated by reference into Part III of the Form 10-K.

PART I

Forward Looking Statements and Risk Factors

        This Form 10-K contains certain forward-looking statements which are based on management's current expectations. These forward-looking statements are subject to certain risks and uncertainties. The words "believe," "expect," "anticipate," "intend," "estimate," "will," "should," "could," and other expressions that indicate future events and trends identify forward-looking statements. The Company has identified risk factors which could cause actual results to differ substantially from the forward-looking statements. These risk factors include, but are not limited to, general economic conditions, changes in interest rates, availability of financing, real estate values, competitive pressure on both the purchasing of used axles and tires from manufactured housing dealers and the selling of refurbished axles and tires to manufactured housing factories, adverse weather conditions, the economic viability of our customers and vendors, changes in legislation or regulations and availability of qualified employees.

ITEM 1. BUSINESS

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

        T.J.T., Inc. has two business lines: repairing and reconditioning axles and tires for the manufactured housing industry, and distribution of after-market accessory products to manufactured housing dealers and set-up contractors, as well as siding to site builders.

Recent Events

        The manufactured housing industry continues to experience an overabundance of new and used homes due in part to overproduction and in part to repossessions as well as a decrease in consumer demand due to a tightening of credit standards. Manufactured housing production facilities as well as numerous sales centers have closed and/or filed for bankruptcy. In the Company's market area the decrease in manufactured housing production was approximately 2% from fiscal 2001 to 2002 compared to a 24% decrease each year since fiscal 1999 to 2000, according to statistics from the National Conference of States on Building Codes and Standards.

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

        On January 10, 2002, a preliminary injunction was granted in favor of the Company in a case involving certain former employees and directors of the Company (the "Bradley Group") prohibiting all members of the Bradley Group from competing against the Company's axle and tire business, which is described in more detail in Item 3—Legal Proceedings. As a result, the parties entered into a stipulated permanent injunction whereby the Bradley Group is enjoined from competing against the Company's axle and tire and housing accessories business, which the Bradley Group has agreed will be replaced by a permanent injunction lasting until January 1, 2004.

Axle and Tire Reconditioning

        The Company buys used axles and tires from manufactured housing dealers which are detached from the manufactured homes after they are placed on a pad or foundation. The Company also buys used axles and tires from independent brokers.

        The used axles are dismantled at the Company's recycling facilities. All major parts are inspected, cleaned and replaced as required. Approximately 30 axles are rebuilt for each eight man-hour shift. Tires are graded and repaired. Axles and tires are then sold to manufactured housing factories. Each axle and tire assembly is used and recycled approximately three times a year. The tires and axles are sold principally to manufactured housing factories and are delivered to their sites.

        Sales of reconditioned axles and tires were 76 percent, 72 percent, and 70 percent of total revenues for the years ended September 30, 2002, 2001, and 2000, respectively.

Accessories and Siding Distribution

        T.J.T., Inc. sells manufactured housing accessories such as vinyl skirting, piers, and other ancillary products to manufactured housing dealers and set-up contractors. The Company sells vinyl siding to the site-built housing market.

        Sales of accessories were 24 percent, 28 percent, and 28 percent of total revenues for the years ended September 30, 2002, 2001, and 2000, respectively.

Regulatory Matters

        HUD regulations govern the maximum load limit per tire, which in turn dictates the number of axles needed to transport a manufactured home. The number of axles required to transport a manufactured home averages approximately seven axles. HUD requires periodic inspection at the recycling facility by an approved third party inspector.

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

Target Market

        The Company's target market is the manufactured housing industry and the site-built construction industry. The Company sells to manufactured housing factories, manufactured housing dealers, set-up contractors, and site-built contractors and remodelers. The Company's major customers are manufactured housing factories. Three manufacturers represented more than 10 percent of sales,

Oakwood Homes Corporation with 15 percent, Champion Enterprises, Inc. with 10 percent, and Fleetwood Enterprises, Inc. with 12 percent of total sales during fiscal year 2002. The Company has no single supplier of axles and tires or accessories that represents 10 percent or more of total purchases.

Competition

  Axles and Tires

        The Company operates in Idaho, Oregon, Washington, California, Colorado, Utah, Nevada, Montana, Arizona, New Mexico, Wyoming, Minnesota, Nebraska, North Dakota, and South Dakota. In that fifteen-state market area, price competition is intense for both the purchase and sale of axles and tires. The Company has two major competitors within its market area. However, beginning January 2004, the Company could see competition from the Bradley Group as further described in Item 3—Legal Proceedings.

        The Company believes it has greater financial resources, a larger geographical presence, and a better reputation for quality, honesty, reliability, and service than its competitors. The Company believes its competitors have a lower cost structure that enables them to acquire market share where price is the customers' primary concern.

        The Company has three main competitors and numerous smaller competitors, with all competitors believed to be privately held companies having between one and twenty-five employees. The Company estimates that it has a 58 percent market share, and is roughly two times larger than its largest competitor. Since the Company is the only company with readily discernable revenues and industry totals are unknown, estimating market share involves extrapolating numerous estimates and results in a market share number subject to questionable accuracy.

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

Industry Overview

        Production of manufactured homes continues to be constrained by tight credit standards combined with general economic slow down. Although shipments of manufactured homes industry wide declined 9 percent for the nine months ending September 30, 2002, shipments in the company's market area declined only 4 percent. During the same period demand for the company's products has remained firm, however, further deterioration of the general economy may result in lower sales volume in the short-term.

Personnel

        The Company had a total of 103, 103, and 132 employees as of September 30, 2002, 2001, and 2000, respectively.

ITEM 2. PROPERTIES

        The Company leases nine properties and owns three properties. The three properties owned by the Company are an 11,360 square foot warehouse in Emmett, Idaho, a 9,000 square foot processing facility in Platteville, Colorado, and a 1,008 square foot sales office in Magna, Utah.

        The Company leases four properties located in Arizona, Idaho, California, and Washington that are utilized for the collection and refurbishing of axles and tires. Property located in Emmett, Idaho totaling 82,000 square feet is leased from T.J.T. Enterprises while property totaling 63,000 square feet is leased from Sheldon-Homedale Family, L.P. The property located in Centralia, Washington is 593,000 square feet and property located in Woodland, California is 44,000 square feet. The Phoenix, Arizona facility totals 131,000 square feet. The two properties totaling 55,000 square feet located in Oregon are utilized for manufacturing hanger parts and sales of accessories. All properties are adequate and suitable for the needs of the location and are being fully utilized.

ITEM 3. LEGAL PROCEEDINGS

        On July 9, 2001, the Company instituted legal action in the District Court of the Third Judicial District, State of Idaho, against Patricia I. Bradley, Darren M. Bradley, B. Kelly Bradley, Mark T. Wilson, Richard L. Morris, Mark W. Bradley, George Bayn and Mary Carter (the "Bradley Group") who are all former employees and/or shareholders of the Company. The lawsuit sought monetary damages and injunctive relief based upon the defendants' breach of covenants not to compete with the Company which were granted to the Company by members of the Bradley Group in November 1996 when the Company acquired Bradley Enterprises, Inc. by merger from the Bradley Group. The Bradley Group began directly competing with the Company in June, 2001, and the Company's business and operations was negatively impacted by competition from the Bradley Group, primarily in the states of Washington and Oregon during the first quarter of fiscal year 2002.

        The defendant removed the case to the Federal District Court for the State of Idaho on November 15, 2001, where an evidentiary hearing related to a preliminary injunction sought by the Company against the Bradley Group was concluded. On January 10, 2002 a preliminary injunction was granted in favor of the Company prohibiting all members of the Bradley Group from competing against the Company's axle and tire business. As a result, the parties entered into a stipulated permanent injunction whereby the Bradley Group is enjoined from competing against the Company's axle and tire and housing accessories business which the Bradley Group has agreed will be replaced by a permanent injunction lasting until January 1, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Shareholders were not asked to vote on any matters during the quarter ended September 30, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The schedule below shows the names and certain information regarding all of the executive officers of TJT as of September 30, 2002. Each executive officer has a one-year term of office.

Name	Age	Position
Terrence J. Sheldon	60	President, Chief Executive Officer, Chief Operating Officer from December 1998 through December 1999, Chairman of the Board of Directors, Trustee of the Company's 401(k) Profit Sharing Plan, Chairman of the Directors Compensation Committee and Member of the Directors Executive Committee
Larry B. Prescott	54
		Senior Vice President, Chief Financial Officer and Treasurer, Member of the Board of Directors, Trustee of the Company's 401(k) Profit Sharing Plan, Secretary of the Directors Executive Committee, and non-voting Secretary of the Directors Audit Committee
Cindy M. Truchot	31	Vice President and Controller
John W. Eames III	62	Corporate Secretary

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

        Cindy M. Truchot—Ms. Truchot is a CPA and has served as Vice President and Controller since February 2002. Previously, she served as Controller of a privately owned technology based company as well as serving several years in the public accounting sector. Ms. Truchot received a B.S. in Business Administration, accounting emphasis, from Idaho State University.

        John W. Eames III—Mr. Eames has served the Company in various positions since 1991. Most recently, he was appointed Corporate Secretary in August 2001 and as an Executive Officer in August 2002. Previously, Mr. Eames served as National Sales Manager for a log home manufacturer in Idaho and held several management positions with Boise Cascade Corporation's Housing Division.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock is registered on the OTC Bulletin Board under the symbol "AXLE". The table below shows the high and low sales prices of the Common Stock for each of the last eight fiscal quarters:

	Quarter Ended 9/30/02	Quarter Ended 6/30/02	Quarter Ended 3/31/02	Quarter Ended 12/31/01
Common Stock:
High	.49	.50	.45	.40
Low	.28	.33	.26	.23
Quarter-end	.28	.40	.33	.26
	Quarter Ended 9/30/01	Quarter Ended 6/30/01	Quarter Ended 3/31/01	Quarter Ended 12/31/00
Common Stock:
High	.32	.39	.45	.33
Low	.20	.17	.21	.20
Quarter-end	.23	.27	.30	.21

        The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

        The table below shows the approximate number of holders of record of the Company's Common Stock at December 20, 2002:

Title of Class	Number of registered owners
Common Stock, $.001 par value	740

        TJT has never paid dividends to shareholders and does not expect to pay dividends in the foreseeable future. The Company intends to use future earnings for reinvestment in its business. The Company is prohibited from paying cash dividends by the revolving line of credit agreement with its principal lender.

ITEM 6. SELECTED FINANCIAL DATA

Fiscal Year Ended September 30
(Dollars in thousands except per share amounts)

	2002	2001	2000	1999	1998
Operating data:
Sales	$20,386	$21,219	$26,881	$34,642	$34,073
Cost of goods sold	16,072	16,939	22,502	28,446	27,946
Selling, general and administrative expenses	4,709	4,840	5,957	6,369	5,402
Impairment loss	—	—	847	—	—
Cumulative effect of accounting change, net of tax	748	—	—	—	—
Net income(loss)	(887)	(242)	(1,720)	(207)	446
Share data
Net income (loss)	(.20)	(.05)	(.38)	(.04)	.09
Weighted average shares outstanding	4,504,939	4,504,939	4,516,605	4,773,731	4,844,704
Balance sheet data:
Cash	767	329	54	129	204
Current assets	4,706	4,589	6,102	6,265	6,606
Property, plant & equipment, net	699	952	1,320	1,862	1,944
Total assets	6,990	8,005	10,117	11,338	11,054
Current liabilities	989	1,070	2,921	2,311	1,929
Long-term liabilities	83	130	149	189	196
Shareholder's equity	5,918	6,805	7,047	8,838	8,929

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        T.J.T., Inc. has two business lines: axle and tire reconditioning, and accessories and siding distribution.

        Prior to fiscal 2001 the Company invested in, and on a limited basis, developed real estate for sale. Management and the Board of Directors agree that further investments in investment property are not warranted as they are not sufficiently related to our core manufactured housing related business. Therefore, for fiscal periods 2002 and 2001 investment property is treated as passive, non-operating activity. Real estate held for investment decreased 6 percent from fiscal 2001 to 2002, and the Company plans to liquidate the remaining investment properties, which have a book value of $523,000, as permitted by market conditions.

        Axle and tire reconditioning represents approximately 76 percent of consolidated sales. Axles and tires are purchased from manufactured homes dealers and reconditioned in five locations in the western United States. After axles are reconditioned and certified and tires are inspected and graded, they are sold primarily to manufactured housing factories.

        Axle and tire reconditioning is performed at the Company's locations in Emmett, Idaho; Centralia, Washington; Woodland, California; Platteville, Colorado; and Phoenix, Arizona. The Company maintains a manufacturing facility in Eugene, Oregon which manufactures metal hanger parts for attaching axles to manufactured homes and frame components used on manufactured home chassis.

        The Company sells accessories to manufactured home dealers and set-up contractors from its locations in Centralia, Woodland, Emmett and Salem. The major product lines are vinyl skirting, piers, and related products through the Company's distribution channels which comprise approximately 650 dealers. The Company also sells vinyl siding to the site-built construction industry out of its Emmett location.

        The Company estimates that an approximate 58 percent share of the axle and tire reconditioning market has been maintained over the last several years although since industry totals are unknown, estimating market share includes extrapolating numerous estimates and results in a market share number subject to questionable accuracy.

Results of Operations

        The following table summarizes the Company's revenues and expenses by major categories as a percent of sales for 2002, 2001 and 2000:

Fiscal years ended September 30
(Dollars in thousands, except for percentages)

	2002	2001	2000
Axle and tire reconditioning	76.5%	72.0%	69.8%
Manufactured housing accessories and siding	23.5	28.0	28.2
Investment property income	—	—	2.0
Gross margin	21.2	20.2	16.3
Selling expense	15.9	15.7	12.4
Administrative expense	7.2	7.1	6.6
Impairment loss	—	—	3.2
Interest income (expense)	—	(.1)	(.3)
Other expense	—	0.1	0.1
	2002	2001	2000
Axles and Tires:
Operating revenue	$15,594	$15,277	$18,752
Cost of goods	12,690	12,707	16,507
Gross profit	2,904	2,570	2,245
Selling, general administrative expense	2,908	2,953	3,100
Impairment loss	—	—	847
Operating income (loss)	(4)	(383)	(1,702)
Accessories and Siding:
Operating revenue	4,792	5,942	7,577
Cost of goods	3,382	4,232	5,613
Gross profit	1,410	1,710	1,964
Selling, general administrative expense	1,801	1,887	2,779
Operating income (loss)	(391)	(177)	(815)
Investment Property:
Operating revenue	—	—	552
Cost of goods	—	—	382
Gross profit	—	—	170
Selling, general administrative expense	—	—	78
Operating income (loss)	—	—	92

        Net sales were $20,386,000, a decrease of $833,000 and $5,943,000, excluding real estate sales, from 2001 and 2000 respectively, resulting in a decline over the three-year period of 23 percent. Manufactured home shipments in the Company's marketing area declined 26 percent over the three-year period as well.

        The Company's gross margin was 21 percent for fiscal year 2002, an increase of one percent and five percent in comparison to 2001 and 2000, respectively. During the year, gross margins were negatively impacted by changes in regulatory requirements that resulted in a higher volume of new tires sales generating lower margins versus used tires sales that typically generate higher margins. Increased purchase costs of used axles and tires combined with lower overall selling prices resulting from a more competitive market negatively impacted gross margin as well. However, the Company expects that margins will be positively impacted as the lower margin new tires cycle back into the used tire market.

        The Company's California, Colorado and Arizona locations experienced the largest losses due to increased competition and lower sales due to a slowing economy. Fiscal year 2002 sales for the three locations decreased $1.6 million compared to fiscal year 2001. The combined loss for the three locations was $639,000 in fiscal 2002. Losses in fiscal year 2001 and 2000 were $648,000 and $2,075,000, respectively. Management expects to increase the market share in Colorado and Arizona and continue cost cutting efforts in California to return positive results for fiscal year 2003.

        The fiscal 2000 impairment loss of $847,000 consisted of $360,000 of goodwill, $11,000 of merger costs, and $21,000 of property, plant, and equipment related to the Woodland, California acquisition completed in fiscal 1997 and $407,000 of goodwill, $4,000 of merger costs, and $44,000 of property, plant, and equipment related to the Phoenix, Arizona acquisition completed in fiscal 1999. All goodwill attributed to the California and Arizona acquisitions had been impaired. The California and Arizona locations experienced increases in sales subsequent to acquisition with further increases in sales and operational performances expected by management until the rapid deterioration in the manufactured housing industry during fiscal 2000. Due to the deterioration in the industry the Company no longer expected to fully recover the book value assigned to the California and Arizona acquisitions as projected increases in sales and operational performance were sufficient to produce positive cash flow, but insufficient to also cover the amortization of goodwill, merger costs, and certain items of property, plant, and equipment.

        In the first quarter of fiscal year 2002 the Company implemented SFAS 142, Goodwill and Other Intangible Assets, and performed the initial goodwill test. As of October 1, 2001 the Company's net tangible value was substantially in excess of the quoted market price for the Company's stock and a cumulative effect of accounting change of $748,000 was recorded. The cumulative effect of accounting change consists of a $790,000 write down of goodwill offset by a $42,000 tax benefit.

        Net loss before the cumulative effect of accounting changes improved to $139,000 for fiscal year 2002 as compared to $242,000 for fiscal year 2001. The improvement is primarily due to a decrease of $131,000 in selling and general administrative expense and a one percent increase of gross margin. The Company will continue to focus on cost cutting efforts and increasing efficiencies by reducing legal expenses and streamlining operations at the California facility.

        The manufactured housing industry continues to experience lower production levels as a result of more restrictive credit standards and continuation of excessive repossessions. In the Company's market area manufactured housing production decreased only two percent from fiscal year 2001 to 2002, after a steeper decline of 24 percent from 2000 to 2001. The Company expects the industry's downward trend to continue until the current economic trend reverses. The Company will continue to improve efficiency and increase its market share.

        A group of former employees and directors (the Bradley group) began direct competition with the Company in June of 2001, primarily in the states of Washington and Oregon. The Company incurred approximately $201,000 of legal expenses in the first and second quarters of fiscal year 2002 to enforce the non-compete agreements executed by members of the Bradley group. As a result, market share was negatively impacted in the first quarter ending December 31, 2001.

Seasonality

        The manufactured housing industry and the site-built construction industry are seasonal within the majority of the Company's market area. Typically, sales for the months from November through March are lower than for other months due to weather and ground conditions. Assuming normal weather conditions, the Company expects the quarters ended September 30 and June 30 to be higher volume quarters and the quarter ended March 31 to be the lowest volume quarter. However, in fiscal 2002, the lowest volume quarter was December 31 as a result of direct competition from the Bradley Group, former employees and/or shareholders of the Company. Otherwise, the following table summarizes operating results by quarter and demonstrates the seasonal nature of TJT's operations:

	December 31	March 31	June 30	September 30
	(Unaudited, dollars in thousands)
Fiscal year ended 2002
Net sales	$4,395	$4,908	$5,575	$5,508
Gross profit	1,035	947	1,130	1,202
Operating income (loss)	(179)	(263)	18	29
Cumulative effect of accounting change, net of tax	(748)	—	—	—
Net income (loss)	(841)	(146)	60	40
Fiscal year ended 2001
Net sales	$5,516	$4,811	$5,506	$5,386
Gross profit	892	785	1,197	1,406
Operating income (loss)	(385)	(455)	60	220
Net income (loss)	(223)	(241)	69	153

Liquidity and Capital Resources

        Historically, the Company's principal sources of liquidity have been cash flow from operations and borrowings under a revolving line of credit with a bank. During the first quarter of fiscal year 2002, the Company had a $500,000 maximum bank line of credit secured by designated percentages of eligible accounts receivable and inventories. The Company did not meet the tangible net equity covenant attached to the revolving credit line and obtained waivers for the noncompliance until the revolving line of credit expired January 31, 2002.

        On May 29, 2002, the Company entered a $350,000 revolving credit facility secured by receivables and inventory with a financial institution maturing on May 30, 2003. The interest rate on the credit line is the prime rate plus 2.5 percent. As of September 30, 2002, the Company has not borrowed on the line and is in compliance with all loan covenants.

        The Company expects that cash flow from operations combined with the line of credit will be a sufficient source of liquidity to fund operations. Although the manufactured housing industry has continued to deteriorate over the past year, management expects that, even with decreased sales and margins, inventory could be sold and not replaced, or replaced at lower cost resulting in sufficient liquidity even if the industry conditions deteriorate further.

        Net cash flow from operating activities of $284,000 in fiscal 2002 was $1,459,000 lower than fiscal 2001 primarily due to an $86,000 reduction of inventory in 2002 compared to the larger reduction of $1,137,000 in 2001. No further reductions to inventory are planned. Present inventory levels are required to maintain current sales volumes.

        Net cash flow from investing activities was $154,000 in fiscal 2002. The Company continues to treat investment property transactions as passive, non-operating activities. Early in fiscal 2002, approximately $28,000 was used to develop property parcels owned by the Company since 2000 to increase market appeal. As a result, investment property sales contributed $120,000 to cash flow from investing activities for the period ending September 30, 2002. No further investments or developments of property are planned and the Company will continue to liquidate current investment property holdings.

Company Strategy

        The Company focus will continue to be on operating its axle and tire business line efficiently at lower expected sales volumes while matching capacity to customer production levels. The Company is committed to operating at a profit on lower sales volumes as management expects production of manufactured homes to be equal or slightly lower in 2003 compared to fiscal 2002.

        The Company strategy also includes increasing its market share of dealer accessories by improving sales coverage and increasing utilization of its established distribution channels. Targeted sales volume of the accessory and siding business segment for fiscal 2003 is $6,500,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company is not required to provide this information pursuant to Item 305(e) of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

T.J.T., INC.—FORM 10-K

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

TJT, Inc.

BALANCE SHEETS

(Dollars in thousands)

At September 30,	2002	2001
Current assets:
Cash and cash equivalents	$767	$329
Accounts receivable and notes receivable (net of allowance for doubtful accounts of $129 and $84)	1,247	1,501
Inventories	2,593	2,679
Prepaid expenses and other current assets	99	80

Total current assets	4,706	4,589
Property, plant and equipment, net of accumulated depreciation	699	952
Notes receivable	232	265
Notes receivable from related parties	156	186
Real estate held for investment	523	562
Deferred charges and other assets	135	145
Deferred tax asset	539	516
Goodwill	—	790

Total assets	$6,990	$8,005

Current liabilities:
Accounts payable	$655	$759
Accrued liabilities	334	311

Total current liabilities	989	1,070
Deferred income and other noncurrent obligations	83	130

Total liabilities	1,072	1,200

Shareholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 10,000,000 shares authorized; 4,854,739 shares issued and outstanding less 349,800 of treasury shares	5	5
Capital surplus	6,181	6,181
Retained earnings	125	1,012
Treasury stock (349,800 shares at cost)	(393)	(393)

Total shareholders' equity	5,918	6,805

Total liabilities and shareholders' equity	$6,990	$8,005

See accompanying notes to financial statements.

T.J.T., INC.

STATEMENTS OF OPERATION

(Dollars in thousands except per share amounts)

For the year ended September 30,	2002	2001	2000
Sales (net of returns and allowances):
Axles and tires	$15,594	$15,277	$18,752
Accessories and siding	4,792	5,942	7,577
Investment property income	—	—	552

Total sales	20,386	21,219	26,881
Cost of goods sold
Axles and tires	12,690	12,707	16,507
Accessories and siding	3,382	4,232	5,613
Investment property income	—	—	382

Cost of goods sold	16,072	16,939	22,502

Gross profit	4,314	4,280	4,379
Selling, general and administrative expenses	4,709	4,840	5,957
Impairment loss	—	—	847

Operating income (loss)	(395)	(560)	(2,425)
Interest income	45	73	72
Interest expense	(2)	(88)	(156)
Income on investment property (non-operating)	128	223	—
Other income (expense)	18	15	30

Income (loss) before taxes	(206)	(337)	(2,479)
Income taxes (benefit)	(67)	(95)	(759)

Income (loss) before cumulative effect of accounting change	(139)	(242)	(1,720)
Cumulative effect of accounting change, net of income taxes	(748)	—	—

Net income (loss)	$(887)	$(242)	$(1,720)

Net income (loss) per common share
Continuing operations	$(0.03)	$(0.05)	$(0.38)
Cumulative effect of accounting change	(0.17)	—	—

Net income (loss) per common share	$(0.20)	$(0.05)	$(0.38)

Weighted average shares outstanding	4,504,939	4,504,939	4,516,605

See accompanying notes to financial statements.

T.J.T., INC.

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the year ended September 30,	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(887)	$(242)	$(1,720)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	362	604	794
Impairment Loss	—	—	847
Cumulative effect of accounting change	748	—	—
(Gain) loss on sale of assets	(107)	(225)	(30)
Change in receivables	246	404	34
Change in inventory	86	1,137	205
Change in prepaid expenses and other current assets	(19)	(37)	47
Change in accounts payable	(104)	60	42
Change in taxes	19	200	(645)
Change in other assets and liabilities	(60)	(158)	(104)

Net cash provided/used by operating activities	284	1,743	(530)

Cash flows from investing activities:
Additions to property, plant and equipment	(73)	(81)	(94)
Issuance of notes receivable	—	—	(10)
Payments on notes receivable	110	88	44
Proceeds from sale of assets	25	22	36
Land purchased for investment	(28)	(45)	(439)
Sale of land purchased for investment	120	335	361

Net cash provided/used by investing activities	154	319	(102)

Cash flows from financing activities:
Treasury stock transactions	—	—	(71)
Net proceeds(payments) from debt	—	(1,787)	628

Net cash provided/used by financing activities	—	(1,787)	557

Net increase/(decrease) in cash and cash equivalents	438	275	(75)
Cash and cash equivalents at October 1	329	54	129

Cash and cash equivalents at September 30	$767	$329	$54

Supplemental information:
Interest paid	$2	$88	$156
Income tax refunds/(payments)	34	296	114
Noncash transactions:
Sale of land by issuance of note receivable	$74	$34	$31
Impairment loss	—	—	847
Cumulative effect of accounting change	748	—	—
Prepaid operating lease	4	—	—
Reaquisition of investment property by cancellation of note receivable	40	50	—

See accompanying notes to financial statements.

T.J.T., INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in thousands)

	Common Stock	Common Stock Warrants	Capital Surplus	Retained Earnings	Treasury Stock
Balance at October 1, 1999	$5	$113	$6,068	$2,974	$(322)

Treasury stock transactions	—	—	—	—	(71)
Net loss	—	—	—	(1,720)	—

Balance at September 30, 2000	$5	$113	$6,068	$1,254	$(393)

Expiration of warrants		(113)	113
Net loss	—	—	—	(242)	—

Balance at September 30, 2001	$5	$—	$6,181	$1,012	$(393)

Net loss	—	—	—	(887)	—

Balance at September 30, 2002	$5	$—	$6,181	$125	$(393)

See accompanying notes to financial statements.

T.J.T., INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2002, 2001 and 2000

NOTE A—SIGNIFICANT ACCOUNTING POLICIES

Business Activity

        The Company is engaged in the business of repairing and reconditioning axles and tires for the manufactured housing industry. The Company also sells skirting and other aftermarket accessories to manufactured housing dealers, and vinyl and steel siding primarily to the site-built housing market. The Company grants trade credit to customers in Idaho, Oregon, California, Utah, Washington, Montana, Colorado, Wyoming, Arizona, Minnesota, New Mexico, Nebraska and Nevada, substantially all of whom are manufactured housing factories, manufactured housing dealers, site-built home contractors or siding contractors.

Major Suppliers and Customers

        The Company had no single supplier of axles and tires or accessories that represented 10 percent or more of total purchases. The Company has certain major customers for reconditioned axles and tires, all of which are manufactured housing producers. Three companies have purchases representing 10 percent or more of sales:

	2002	2001	2000
Company A	15	18	12
Company B	10	10	9
Company C	12	10	14

Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash balances are invested in highly rated financial institutions and may at times exceed FDIC insured limits.

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

Goodwill

        Goodwill consists of the excess of purchase price paid over net assets acquired. In previous years, goodwill has been amortized over 15 years on the straight-line method and has been presented net of amortization. The carrying amount of unamortized goodwill has been reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of goodwill was not recoverable. During fiscal 2000 unamortized goodwill in the amount of $767,000 was written off. During fiscal 2002 additional unamortized goodwill of $790,000 was written down.

(Dollars in thousands)	2002	2001	2000
Goodwill at October 1	$790	$867	$1,771
Amortization	—	(77)	(137)
Impairment loss	—	—	(767)
Effect of accounting change (pre-tax)	(790)	—	—

Goodwill at September 30	$—	$790	$867

        The fiscal 2000 impairment loss of $847,000 consisted of $360,000 of goodwill, $11,000 of merger costs, and $21,000 of property, plant, and equipment related to the Woodland, California acquisition completed in fiscal 1997 and $407,000 of goodwill, $4,000 of merger costs, and $44,000 of property, plant, and equipment related to the Phoenix, Arizona acquisition completed in fiscal 1999. All goodwill attributable to the California and Arizona acquisitions had been impaired. The California and Arizona locations experienced increases in sales subsequent to acquisition with further increases in sales and operational performances expected by management until the rapid deterioration in the manufactured housing industry during fiscal 2000. Due to the deterioration in the industry the Company no longer expected to fully recover the book value assigned to the California and Arizona acquisitions as projected increases in sales and operational performance were sufficient to produce positive cash flow, but insufficient to also cover the amortization of goodwill, merger costs, and certain items of property, plant, and equipment.

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

        Effective October 1, 2001, the Company implemented SFAS 142, and performed the initial goodwill impairment test. The impairment test involved estimating fair market values for tangible assets and liabilities and comparing the net tangible values to quoted market prices for the Company's stock. As of October 1, 2001 the Company's net tangible value was substantially in excess of quoted market prices for the Company's stock and a cumulative effect of accounting change of $748,000 was recorded. The cumulative effect of accounting change consists of a $790,000 writedown of goodwill assigned to the Company's axle and tire reconditioning segment, offset by a $42,000 tax benefit.

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

Income Taxes

        Income taxes are accounted for using the asset and liability method under which deferred income taxes are determined based on differences between the financial reporting and tax basis of assets and liabilities. Deferred income taxes are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. Management has determined that expected future earnings will be sufficient for all deferred tax assets to be realizable before their expiration. Accordingly, no valuation allowance has been offset against deferred tax assets.

Earnings Per Share

        Earnings per share is computed by dividing net income applicable to common shareholders by the weighted average number of shares outstanding. All warrants and options are antidilutive for each year presented and are excluded from earnings per share amounts.

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

        Notes receivable related to sales of real estate held for investment are secured by real estate located near Emmett, Idaho. Notes receivable related to the sale of the retail distribution location in Bend, Oregon is secured by inventory and receivables and represents approximately $150,000 of the note receivable balance at September 30, 2002. The accounting loss incurred if all parties failed entirely to perform on their obligation is equal to the balance outstanding on the notes receivable less amounts realizable from the foreclosure and resale of the assets securing the notes receivable.

Fair Value of Financial Instruments

        The Company has a number of nonderivative financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of the financial instruments at September 30, 2002 approximates the aggregate carrying values recorded on the balance sheet. The estimated fair values have been determined by the Company using available market information and appropriate valuation methodologies. Judgment is required in interpreting market data to develop the estimates of fair value and the estimates are not necessarily indicative of amounts the Company could realize in a current market exchange.

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

        Implementation of SFAS 142 ceased the amortization of goodwill and instead required the Company to address whether goodwill was impaired using different rules than were acceptable during previous years. Under previous guidance positive cash flow was sufficient from the June 1998 Ken's Mobile Tire acquisition and the November 1996 Bradley Enterprises acquisition to prohibit any impairment of the resulting goodwill. Under SFAS 142 the preferred impairment test is based upon the Company's market capitalization compared to net tangible assets. Under the guidance of the SFAS 142 preferred impairment test all goodwill is likely to be impaired at the time of implementation of SFAS 142. The Company elected to adopt SFAS 142 early effective October 1, 2001.

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

        In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ". SFAS 145 slightly changes and clarifies the accounting for the extinguishment of long-term debt and eliminates inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Under current operations, adoption of SFAS 145 is not expected to have a material impact on the Company's results of operations or financial position. SFAS 145 will be effective for the Company's fiscal year ending September 30, 2003, although earlier adoption is permitted.

        In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 changes the accounting for costs associated with exit or disposal activities. Under current operations, adoption of SFAS 146 is not expected to have a material impact on the Company's results of operations or financial position. SFAS 146 will be effective for the Company's fiscal year ending September 30, 2003, although earlier adoption is permitted.

NOTE B—INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out and average cost methods) or market.

(Dollars in thousands)	2002	2001
Raw materials	$1,363	$1,365
Finished goods	1,230	1,314

Total	$2,593	$2,679

NOTE C—PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)	2002	2001
Land and building	$386	$386
Leasehold improvements	386	370
Furniture and equipment	1,102	1,116
Vehicles and trailers	1,142	1,291

	3,016	3,163
Less accumulated depreciation	2,317	2,211

Net property, plant and equipment	$699	$952

        Depreciation expense was $316,000, $442,000, and $566,000 for 2002, 2001, and 2000, respectively.

NOTE D—LEASES

        The Company leases vehicles, administrative office space, manufacturing facilities, building and warehouse space, and storage yard space. The leases, which expire between January 2003 and October 2007, are classified as operating leases. The leases have been entered into with related parties and unaffiliated entities. There are no significant renewal or purchase options or escalation clauses.

        The future minimum payments by fiscal year under noncancellable operating lease agreements at September 30, 2002 were:

(Dollars in thousands)
2003	$320
2004	193
2005	129
2006	32
2007	10
Thereafter	—

Total	$684

        Rental expense and rent paid to related parties were:

(Dollars in thousands)	2002	2001	2000
Rental expense	$320	$301	$328
Rent paid to related parties:
MBFI, Inc.	—	100	110
Ulysses Mori	38	56	56
T.J.T. Enterprises	33	32	32
Sheldon-Homedale Family, L.P.	25	23	23

        MBFI, Inc. is a corporation owned by the Bradley family. Patricia I. Bradley, a Director of the Company until her resignation in September, 2000, and parent of Darren Bradley, a Director of the Company until his resignation in May, 2001, owned, along with her spouse, Mark W. Bradley, approximately 65 percent of MBFI, Inc. Although the Bradley family is no longer a related party, the Company continues to lease the property from MBFI, Inc. Mr. Mori, a Director of the Company, owned property leased by the Company until May of 2002. The Company now leases the property from a non-related party. T.J.T. Enterprises is a partnership consisting of Terrence Sheldon, President and Chief Executive Officer of the Company, and Jerry L. Radandt, a former officer of the Company. Mr. Sheldon and Mr. Radandt are equal partners in T.J.T. Enterprises. Sheldon-Homedale Family, L.P. (Homedale) is a partnership owned by the Sheldon family. Terrence Sheldon owns five percent and is a general partner of Homedale.

NOTE E—CREDIT FACILITY

        During the first quarter of fiscal year 2002, the Company had a $500,000 maximum bank line of credit secured by designated percentages of eligible accounts receivable and inventories. The Company did not meet the tangible net equity covenant attached to the revolving credit line and obtained waivers for the noncompliance until the revolving line of credit expired January 31, 2002.

        On May 29, 2002, the Company entered a $350,000 revolving credit facility secured by receivables and inventory with a financial institution maturing on May 30, 2003. The interest rate on the credit line is the prime rate plus 2.5 percent. As of September 30, 2002, the Company has not borrowed on the line and is in compliance with the covenants.

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

        Net income for the three years ended September 30, 2002, adjusted to exclude amortization expense and related tax benefit is as follows:

	For the twelve months ended September 30,
(Dollars in thousands)
	2002	2001	2000
Reported net income	$(887)	$(242)	$(1,720)
Goodwill amortization	—	77	77
Tax benefit of goodwill amortization	—	4	4
Adjusted net income	$(887)	$(161)	$(1,639)

        There would be no change in earnings per share had goodwill not been amortized during the fiscal year ended September 30, 2002.

NOTE G—SHAREHOLDERS' EQUITY

        Authorized stock of the Company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. No shares of preferred stock have been issued.

The Company previously issued 4,500,644 warrants to purchase the Company's common stock which expired December 21, 2000.

NOTE H—STOCK OPTIONS

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

	2002	2001	2000
Number of option shares
Beginning of year	165,000	340,000	78,000
Granted	5,000	—	275,000
Became exercisable	39,000	81,500	15,000
Expired	10,000	175,000	(13,000)
Outstanding at end of year	160,000	165,000	340,000
Exercisable at end of year	88,000	57,000	29,000
Weighted-average exercise prices
Beginning of year	$.86	$.84	$1.15
Granted at fair value	.40	—	.75
Expired	1.05	.81	1.02
Outstanding at end of year	.83	.86	.84
Exercisable at end of year	.88	.96	1.23
Range of exercise prices at September 30, 2002	$.40-2.00
Remaining weighted-average contractual life of options outstanding at September 30, 2002	7.21 years

        The Company has elected not to adopt the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). Assumptions used to calculate the income statement impact of stock options granted as if the Company had adopted FAS 123 were as follows:

	2002	2001	2000
Weighted average:
Risk-free interest rate	5.00%	—	5.64%
Expected life	10 years	—	10 years
Expected volatility	79.55%	—	74.05%
Expected dividends	none	none	none

        Using these assumptions, expenses related to the granting of stock options as calculated under FAS 123 were not material to the Company's results of operations.

NOTE I—INCOME TAXES

        The Company accounts for income taxes as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires deferred income taxes to be accounted for using the liability method and allows recognition of operating loss and tax credit carryforwards as deferred tax assets.

        The components of income tax expense (benefit) from continuing operations for the years ended September 30 are as follows:

(Dollars in thousands)	2002	2001	2000
Current:
Federal	$(86)	$—	$(308)
State	1	1	(2)
Deferred:
Federal	22	(78)	(319)
State	(4)	(18)	(130)

Total	$(67)	$(95)	$(759)

        Deferred taxes for the years ended September 30 are as follows:

Book to tax depreciation differences	$(70)	$(32)
Book to tax goodwill amortization differences	(182)	(153)
Vacation liability	(28)	(33)
Installment sales of land	(31)	(38)
Net operating loss carryforward	(228)	(260)

Total	$(539)	$(516)

        The provision for income taxes varied from amounts computed at the federal statutory rate for the years ended September 30 as follows:

Provision at statutory rate	$(70)	$(115)	$(848)
Amortization of goodwill	—	27	33
State income taxes	(3)	(11)	(87)
Other non-deductible expense	10	8	19
Impairment loss	—	—	126
Other	(4)	(4)	(2)

Total	$(67)	$(95)	$(759)

        The net operating loss carry forward at September 30, 2002 for federal tax purposes of approximately $454,000 and state tax purposes of approximately $1,180,000 begins to expire in the year 2020 and 2006, respectively.

NOTE J—RELATED PARTY TRANSACTIONS

        The Company has extended loans to various related parties. The notes mature through 2009 and have interest rates of prime plus two percent. The totals of the notes and accrued interest receivable from the related parties were $156,436 and $185,819 at September 30, 2002 and 2001, respectively. Long-term portions of these notes are included in notes receivable and current portions of these notes are included as current assets in notes receivable.

        In October 1996, the Company made a personal loan to Jerry L. Radandt for $46,594 at an interest rate of 12.22%. During fiscal 2001 the loan was amended to an interest rate of prime plus two percent and secured by property, which was subsequently sold resulting in $30,000 of the loan being paid off. The outstanding principal loan balance was $16,673 and $20,869 for September 30, 2002 and 2001, respectively. Terrence Sheldon, President and Chief Executive Officer of the Company, and Jerry L. Radandt are equal partners in T.J.T. Enterprises.

        In December 2000, the Company sold a building with 8.4 acres to T.J.T. Enterprises for net proceeds of $58,576. The investment property had a book value of $12,420 and resulted in a $46,156 gain to the Company.

        The Company has purchased used axles and tires and freight services from J.R. Strunk, brother of Douglas Strunk, a Director of the Company until his term ended in February 2001. J.R. Strunk was paid $31,468 for materials and services in 2000.

        The Company purchases piers and other materials used to set-up manufactured homes from SAC Industries, Inc. (SAC). SAC was owned by four individuals with each individual owning 25 percent. Ulysses B. Mori, a Director of the Company, was one of the individuals. During fiscal 1999 Mr. Mori transferred his interest in SAC to Mrs. Bradley, a director of the Company until her resignation in September 2000 and parent of Darren Bradley, a director of the Company until his resignation in May 2001. The Company purchased $558,044 and $915,640 of materials from SAC in 2001 and 2000, respectively.

NOTE K—EMPLOYEE BENEFITS

        The Company has a 401(k) plan through which the employer matches 50 percent of employees' contributions up to 6 percent of wages. Employees are eligible for participation in the 401(k) plan after completing one year of service. Employer contributions to the plan were $40,022, $39,570, and $51,631 in 2002, 2001, and 2000, respectively.

        The Company is self-insured for employee medical benefits up to $15,000 per occurrence. The Company has accrued approximately $30,000 for incurred but not reported items as of September 30, 2002.

NOTE L—BUSINESS SEGMENTS

        The Company operates in two business segments: Axles and Tire Reconditioning and Housing Accessories. These segments have been determined by evaluating the Company's internal reporting structure and nature of products offered.

        Prior to fiscal 2001 the Company invested in, and on a limited basis, developed real estate for sale. A consensus exists among management as well as the Board of Directors that further investments in investment property are not warranted as they are not sufficiently related to our core manufactured housing related business. For fiscal periods 2001 and 2002, investment property is a passive, non-operating activity with a half-time employee responsible for liquidating the remaining real estate.

        Axles and Tire Reconditioning: The Company provides reconditioned axles and tires to manufactured housing factories.

        Housing Accessories: The Company provides skirting, siding, and other aftermarket accessories to manufactured housing dealers and contractors.

(Dollars in thousands)	Axle & Tire Reconditioning	Housing Accessories	Investment Real Property	Total
2002
Operating revenue	$15,594	$4,792	$—	$20,386
Operating income (loss)	(4)	(391)	—	(395)
Depreciation & Amortization	277	85	—	362
2001
Operating revenue	$15,277	$5,942	$—	$21,219
Operating income (loss)	(383)	(177)	—	(560)
Depreciation & Amortization	468	136	—	604
2000
Operating revenue	$18,752	$7,577	$552	$26,881
Operating income (loss)	(1,702)	(815)	92	(2,425)
Depreciation & Amortization	605	180	9	794

        The Company does not assign interest income, interest expense, other expenses or income taxes to operating segments. Identifiable assets and related capital expenditures are assigned to operating locations rather than operating segments, with depreciation allocated to the segments based upon usage.

NOTE M—IMPAIRMENT LOSS

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

NOTE N—SUBSEQUENT EVENTS

        On November 15, 2002, Oakwood Homes, a manufactured housing producer and retailer, filed a petition seeking protection under Chapter 11 of the Bankruptcy Act. Oakwood filed its petition as part of the restructuring of its debt and guarantee obligations and plans to close certain plants. The Company has been informed that all the plants with which the Company does business are continuing to operate, and therefore, the Company and Oakwood continue to conduct business according to the terms of the existing executory contract between the parties within the context of the bankruptcy proceedings. Oakwood Homes represents approximately 15% of the Company's annual sales. The allowance for doubtful accounts at September 30, 2002 has been adjusted for accounts that may directly or indirectly be affected by the bankruptcy.

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
T.J.T., Inc.
Emmett, Idaho

        We have audited the accompanying balance sheets of T.J.T., Inc., as of September 30, 2002 and 2001, and the related statements of operation, cash flows, and changes in shareholders' equity for the years ended September 30, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of T.J.T., Inc., as of September 30, 2002 and 2001, and the results of its operations and its cash flows for the years ended September 30, 2002, 2001 and 2000 in conformity with U.S. generally accepted accounting principles.

/s/ Balukoff, Lindstrom & Co., P.A.

Boise, Idaho
November 15, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Directors of the Company and executive officers are included in the Company's definitive Proxy Statement under "Proposal 1" which is incorporated herein by reference. In addition, information on Section 16(a) reporting requirements may be found under "Compliance with Section 16(a) of the Exchange Act" which is incorporated herein by reference in the Company's definitive Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

        Compensation of Directors is included in the Company's definitive Proxy Statement under "Director Compensation" which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Item 12 is included in the Company's definitive proxy statement under the caption "Security Ownership of Certain Beneficial Owners and Management" which is incorporated herein by reference.

        For purposes of calculating the aggregate market value of the voting stock held by non-affiliates as set forth on the cover page of this Form 10-K, the Company has assumed that affiliates are those persons identified in the portion of the definitive Proxy Statement identified above and treasury stock held by the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Item 13 is included in Note D and J to the financial statements.

ITEM 14. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

    Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)
Changes in Internal Controls

    There were no significant changes in the Company's internal controls or in other factors that could significantly affect the controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

ITEM 15. EXHIBITS, STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements, Schedules and Exhibits
	1.	Financial statements and report of Balukoff, Lindstrom & Co., P.A.

Independent Auditors' Report
Balance Sheets—September 30, 2002 and 2001
Statements of Operation—September 30, 2002, 2001 and 2000
Statements of Cash Flows—September 30, 2002, 2001 and 2000
Statements of Changes in Shareholders' Equity—September 30, 2000, 2001, and 2002
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

10.3	Indemnity Agreement, dated November 24, 1999, between Joe Light and the Registrant.
10.4	Lease dated January 1, 2000 between Sheldon Homedale Family L.P. as lessors, and the Registrant as lessee, related to facilities in Emmett, Idaho.
10.41	Lease dated October 19, 2001 between T.J.T. Enterprises LLC as lessors, and the Registrant as lessee, related to facilities in Emmett, Idaho.
10.42	Lease dated October 19, 2001 between T.J.T. Enterprises LLC as lessors, and the Registrant as lessee, related to facilities in Emmett, Idaho.
23.1*	Consent of Independent Public Auditors
99.1*	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

(b)
Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 2002.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T.J.T., INC. Registrant
Date: December 20, 2002	By:	/s/ TERRENCE J. SHELDON Terrence J. Sheldon, President and Chief Executive Officer
Date: December 20, 2002	By:	/s/ LARRY B. PRESCOTT Larry B. Prescott, Senior Vice President, Treasurer and Chief Financial Officer
Date: December 20, 2002	By:	/s/ CINDY M. TRUCHOT Cindy M. Truchot, Vice President and Controller

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: December 20, 2002	By:	/s/ TERRENCE J. SHELDON Terrence J. Sheldon, President, Chief Executive Officer, and Chairman of the Board of Directors
Date: December 20, 2002	By:	/s/ ULYSSES B. MORI Ulysses B. Mori, Senior Vice President and Corporate Sales Manager and Director
Date: December 20, 2002	By:	/s/ LARRY B. PRESCOTT Larry B. Prescott, Senior Vice President, Treasurer, Chief Financial Officer and Director
Date: December 20, 2002	By:	/s/ ARTHUR J. BERRY Arthur J. Berry, Director
Date: December 20, 2002	By:	/s/ JEROME B. LIGHT Jerome B. Light, Director

Date: December 20, 2002	By:	/s/ LARRY E. KLING Larry E. Kling, Director

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Terrence J. Sheldon, certify that:

1.
I have reviewed this Annual report on Form 10K of T.J.T., Inc.;

2.
Based on my knowledge, this Annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual report (the Evaluation Date); and

c)
presented in this Annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this Annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ TERRENCE J. SHELDON Terrence J. Sheldon Chief Executive Officer December 20, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Larry B. Prescott, certify that:

1.
I have reviewed this Annual report on Form 10K of T.J.T., Inc.;

2.
Based on my knowledge, this Annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual report (the Evaluation Date); and

c)
presented in this Annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this Annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ LARRY B. PRESCOTT Larry B. Prescott Chief Financial Officer December 20, 2002

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
Financial analysts, stockbrokers, interested investors and others can obtain additional information by contacting:
Larry B. Prescott Chief Financial Officer (208) 365-5321
Transfer Agent
Corporate Stock Transfer 3200 Cherry Creek Drive South Suite 430 Denver, Colorado 80209 (303) 282-4800
Annual Meeting
The annual shareholders meeting of T.J.T., Inc. will be held: Tuesday, February 18, 2003 10:00 a.m., Mountain Standard Time Owyhee Plaza Boise, Idaho
Proxy material will be mailed to shareholders of record prior to the meeting.
Independent Public Accountants
Balukoff Lindstrom & Co., P.A. Boise, Idaho
Legal Counsel
Moffatt, Thomas, Barrett, Rock & Fields, Chtd. Boise, Idaho

T.J.T., INC.—FORM 10-K

INDEX TO ATTACHED EXHIBITS

Page
Consent of Independent Auditors—Exhibit 23.1	40
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act—Exhibit 99.1	41
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act—Exhibit 99.2	42

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
T.J.T., INC.—FORM 10-K INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
TJT, Inc. BALANCE SHEETS (Dollars in thousands)
T.J.T., INC. STATEMENTS OF OPERATION (Dollars in thousands except per share amounts)
T.J.T., INC. STATEMENTS OF CASH FLOWS (Dollars in thousands)
T.J.T., INC. STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Dollars in thousands)
T.J.T., INC. NOTES TO FINANCIAL STATEMENTS September 30, 2002, 2001 and 2000
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
  ITEM 15. EXHIBITS, STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002
T.J.T., INC.—FORM 10-K INDEX TO ATTACHED EXHIBITS