Form 10-Q
period 2002-12-31
TJT INC
filed 2003-02-14
CIK 1002577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended

December 31, 2002

Commission File Number 33-98404

T.J.T., INC.

(Exact name of registrant as specified in its charter)

WASHINGTON	82-0333246
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

843 North Washington, P.O. Box 278, Emmett, Idaho  83617

(Address of principal executive offices)

(208) 365-5321

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12d-2).  Yes ☐  No ☒

At December 31, 2002, the registrant had 4,504,939 shares of common stock outstanding.

T.J.T., INC.

Form 10-Q

December 31, 2002

T.J.T., INC.

BALANCE SHEETS (unaudited)

(Dollars in thousands)

	Dec. 31 2002	Sept. 30 2002

Current assets:
Cash and cash equivalents	$614	$767
Accounts receivable and notes receivable (net of allowance for doubtful accounts of $123 and $129)	1,325	1,247
Inventories	2,983	2,593
Prepaid expenses and other current assets	38	99
Total current assets	4,960	4,706

Property, plant and equipment, net of accumulated depreciation	652	699

Notes receivable	237	232
Notes receivable from related parties	114	156
Real estate held for investment	522	523
Other assets	135	135
Deferred tax asset	532	539
Total assets	$7,152	$6,990

Current liabilities:
Accounts payable	$886	$655
Accrued liabilities	262	334
Total current liabilities	1,148	989

Deferred income and other noncurrent obligations	80	83
Total liabilities	1,228	1,072

Shareholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 10,000,000 shares authorized; 4,504,939 shares issued and outstanding	5	5
Capital surplus	5,788	6,181
Retained earnings	131	125
Treasury stock (349,800 shares at cost)	—	(393)
Total shareholders’ equity	5,924	5,918
Total liabilities and shareholders’ equity	$7,152	$6,990

See accompanying notes to financial statements.

T.J.T., INC.

STATEMENTS OF OPERATION (unaudited)

(Dollars in thousands except per share amounts)

For the three months ended December 31,	2002	2001

Sales (net of returns and allowances):
Axles and tires	$3,787	$3,314
Accessories and siding	1,131	1,081
Total sales	4,918	4,395

Cost of goods sold:
Axles and tires	3,082	2,622
Accessories and siding	800	738
Total cost of goods sold	3,882	3,360

Gross profit	1,036	1,035

Selling, general and administrative expenses	1,038	1,214

Operating income (loss)	(2)	(179)

Interest income	13	12
Interest expense	(1)	(1)
Other income	1	5
Investment property income	2	12
Income (loss) before taxes	13	(151)

Income taxes (benefit)	7	(58)

Income (loss) before cumulative effect of accounting change	6	(93)

Cumulative effect of accounting change, net of income taxes	—	(748)

Net income (loss)	$6	$(841)

Net income (loss) per common share
Continuing operations	$.001	$(.02)
Cumulative effect of accounting change	$—	$(.17)
Net income (loss)	$.001	$(.19)

Weighted average shares outstanding	4,504,939	4,504,939

See accompanying notes to financial statements.

T.J.T., INC.

STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in thousands)

For the three months ended December 31,	2002	2001

Cash flows from operating activities:
Net income (loss)	$6	$(841)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	59	117
Cumulative effect of accounting change	—	748
(Gain) loss on sale of assets	—	(5)
Change in receivables	(64)	600
Change in inventory	(390)	(290)
Change in prepaid expenses and other current assets	61	27
Change in accounts payable	231	(40)
Change in taxes	7	(58)
Change in other assets and liabilities	(75)	(139)
Net cash provided (used) by operating activities	(165)	119

Cash flows from investing activities:
Additions to property, plant and equipment	(11)	(15)
Issuance of notes receivable	—	(5)
Payments on notes receivable	23	42
Proceeds from sale of assets	—	5
Land purchased for investment	—	(25)
Net cash provided by investing activities	12	2

Net increase (decrease) in cash and cash equivalents	(153)	121
Cash and cash equivalents at October 1	767	329

Cash and cash equivalents at December 31	$614	$450

Supplemental information:
Interest paid	$1	$1
Income taxes paid, net of refunds	—	—
Noncash transactions:
Reacquisition of investment property by cancellation of note receivable	$—	$40
Cumulative effect of change in accounting principle	—	748

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

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out and average cost methods) or market.

(Dollars in thousands)	Dec 31, 2002	Sept. 30, 2002
Raw materials	$1,471	$1,363
Finished goods	1,512	1,230
Total	$2,983	$2,593

NOTE C - PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)	Dec 31, 2002	Sept. 30, 2002
Land and building	$386	$386
Leasehold improvements	386	386
Furniture and equipment	1,106	1,102
Vehicles and trailers	1,149	1,142
	3,027	3,016
Less accumulated depreciation	2,375	2,317
Net property, plant and equipment	$652	$699

NOTE D - SHAREHOLDERS’ EQUITY

Authorized stock of the Company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.  No shares of preferred stock have been issued.

The Company has two stock option plans which allow officers, directors and key employees of the company to receive non-qualified and incentive stock options. The Company awarded 50,000 stock options to directors during the quarter ended December 31, 2002. There were options for 390,000 shares of stock available for grant at December 31, 2002.

NOTE E - SEGMENT DISCLOSURE

The Company operates in two business segments: Axle and Tire Reconditioning and Housing Accessories. These segments have been determined by evaluating the company’s internal reporting structure and nature of products offered.

Axle and Tire Reconditioning: The Company provides reconditioned axles and tires to manufactured housing factories.

Housing Accessories: The Company provides skirting, siding, and other aftermarket accessories to manufactured housing dealers and contractors.

	Axle & Tire Reconditioning	Housing Accessories	Total
Three months ended Dec 31, 2002

Operating revenue	3,787	1,131	4,918
Operating income (loss)	(1)	(1)	(2)
Depreciation	40	19	59

Three months ended Dec 31, 2001

Operating revenue	3,314	1,081	4,395
Operating income (loss)	(67)	(112)	(179)
Depreciation	90	27	117

The Company does not assign interest income, interest expense, other income or income taxes to operating segments. Identifiable assets and related capital expenditures are assigned to operating locations rather than operating segments, with depreciation allocated to the segments based upon usage.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of  Operations

All period references are to the three month periods ended December 31, 2002 and 2001, unless otherwise indicated.  Quarterly financial results may not be indicative of the financial results for any future period.  This Form 10-Q contains certain forward-looking statements which are based on management’s current expectations.  The forward-looking statements are subject to certain risks and uncertainties.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” and other expressions that indicate future events and trends identify forward-looking statements.  The Company has identified risk factors which could cause actual results to differ substantially from the forward looking statements.  These risk factors include, but are not limited to, general economic conditions, changes in interest rates, availability of financing, real estate values, competitive pressure on both the purchasing of used axles and tires from manufactured housing dealers and the selling of refurbished axles and tires to manufactured housing factories, adverse weather conditions, the economic viability of our customers and vendors, changes in legislation or regulations, and the availability of qualified employees.

T.J.T., Inc. has two business lines: axle and tire reconditioning, and accessories and siding distribution.

Axles and tires are purchased from manufactured homes dealers and reconditioned in five locations in the western United States.  After axles are reconditioned and certified and tires are inspected and graded, they are sold primarily to manufactured housing factories.

Axle and tire reconditioning is performed at the Company’s locations in Emmett, Idaho; Centralia, Washington; Woodland, California; Platteville, Colorado; and Phoenix, Arizona.  The Company maintains a manufacturing facility in Eugene, Oregon which manufactures metal hanger parts for attaching axles to manufactured homes and frame components used on manufactured home chassis.

The Company sells accessories to manufactured home dealers and set-up contractors from its locations in Washington, Colorado, Idaho and Salem, Oregon.  The major product lines are vinyl skirting, piers, and related products through the Company’s distribution channels which comprise approximately 650 dealers.  The Company also sells vinyl siding to the site-built construction industry out of its Emmett, Idaho location.

Results of Operations

The following table sets forth the operating data of the company as a percentage of net sales for the periods listed below:

	Three Months Ended
	Dec 31, 2002	Dec 31, 2001
Axle and tire reconditioning	77.0%	75.4%
Manufactured housing accessories and siding	23.0	24.6
Gross margin	21.1	23.5
Selling expense	15.3	18.0
Administrative expense	5.8	9.6
Interest expense	0.0	0.0
Interest income	0.3	0.3
Investment property income	0.0	0.3
Other income (expense)	0.0	0.1

The manufactured housing industry continues to experience lower production levels as a result of more restrictive credit standards and continuation of excessive repossessions.  In the Company’s market area manufactured housing shipments decreased 18 percent from the quarter ended December 31, 2001 to the quarter ended December 31, 2002 according to statistics from the National Conference of States on building Codes and Standards.

Net sales for the quarter ended December 31, 2002 were $4,918,000, an increase of $523,000, or 12%, from the same period a year ago.  The increase is partially due to an increase in axle and tire sales to new factory customers during the quarter.  In addition, during the quarter ended December 31, 2001 sales were lower as a result of direct competition from the Bradley Group, former employees and/or shareholders of the Company who had previously signed non-compete agreements.  In January of 2002, an injunction was granted in favor of the Company prohibiting all members of the Bradley Group from competing against the Company’s axle and tire business.

The Company’s overall gross margin was 21.1 percent for the quarter compared to 23.5 percent for the same quarter a year ago.  The decrease is largely due to increased purchase costs of used axles and tires combined with lower overall selling prices resulting from a more competitive market. During the quarter ended December 31, 2002, the Company’s gross margin was slightly impacted by the lower margin new tire sales resulting from the more stringent regulatory requirements that were implemented in January of 2002 changing the allowable load limit from 18 percent to zero.  The Company expects that the effect of new tire sales on gross margin will continue to decrease over the next two quarters as the lower margin new tires cycle back into the used tire market.

Selling and general administrative expenses decreased $176,000 during the quarter compared to the same period a year ago primarily as a result of decreased legal expenses.  During the quarter ended December 31, 2001, the Company had incurred $125,000 of legal expenses to enforce the non-compete agreements executed by members of the Bradley Group.

Liquidity and Capital Resources

The Company expects that cash flow from operations combined with the line of credit will be a sufficient source of liquidity to fund operations.  The Company has a $350,000 revolving credit facility secured by receivables and inventory with a financial institution maturing on May 30, 2003.  As of December 31, 2002, the Company has not borrowed on the line and is in compliance with all loan covenants.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company is not required to provide this information pursuant to Item 305(e) of Regulations S-K.

Item 4.    Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)                                 Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the controls subsequent to the date of their evaluation.  There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

Nothing to report

Item 2. Changes in Securities

Nothing to report

Item 3. Defaults Upon Senior Securities

Nothing to report

Item 4. Submission of Matters to a Vote of Security Holders

Nothing to report

Item 5.      Other Information

Nothing to report

6.  Exhibits and Reports on Form 8-K

(a)                                   Exhibit 99.1 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                  No reports on Form 8-K were filed during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

T.J.T., INC.
Registrant

Date:	February 13, 2003	By:	/s/ Larry B. Prescott
Larry B. Prescott, Senior Vice President and Chief Financial Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Terrence J. Sheldon, certify that:

1.              I have reviewed this quarterly report on Form 10Q of T.J.T., Inc.;

2.              Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.              Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.              The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.              The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.              The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Terrence J. Sheldon
Terrence J. Sheldon
Chief Executive Officer
February 14, 2003

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Larry B. Prescott, certify that:

1.              I have reviewed this quarterly report on Form 10Q of T.J.T., Inc.;

2.              Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.              Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.              The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the Evaluation Date); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.              The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors  (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.              The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Larry B. Prescott
Larry B. Prescott
Chief Financial Officer
February 14, 2003