Form 10-Q
period 2003-03-31
TJT INC
filed 2003-05-15
CIK 1002577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended

March 31, 2003

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

At March 31, 2003, the registrant had 4,504,939 shares of common stock outstanding.

T.J.T., INC.

Form 10-Q

March 31, 2003

T.J.T., INC.

BALANCE SHEETS

(Dollars in thousands)

	March 31, 2003	Sept. 30, 2002

Current assets:
Cash and cash equivalents	$172	$767
Accounts receivable and notes receivable (net of allowances for doubtful accounts of $122 and $129)	1,370	1,247
Inventories	3,240	2,593
Prepaid expenses and other current assets	101	99
Total current assets	4,883	4,706

Property, plant and equipment, net of accumulated depreciation	629	699

Notes receivable	344	232
Notes receivable from related parties	101	156
Real estate held for investment	341	523
Other assets	135	135
Deferred tax asset	623	539
Total assets	$7,056	$6,990

Current liabilities:
Accounts payable	$889	$655
Accrued liabilities	308	334
Total current liabilities	1,197	989

Deferred credits and other noncurrent obligations	90	83
Total liabilities	1,287	1,072

Shareholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	$—	$—
Common stock, $.001 par value; 10,000,000 shares authorized; 4,504,939 shares issued and outstanding	5	5
Capital surplus	5,788	6,181
Retained earnings (deficit)	(24)	125
Treasury stock (349,800 shares at cost)	—	(393)
Total shareholders’ equity	5,769	5,918
Total liabilities and shareholders’ equity	$7,056	$6,990

See accompanying notes to financial statements.

T.J.T., INC.

STATEMENTS OF OPERATION

(Dollars in thousands except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002

Sales (net of returns and allowances):
Axles and tires	$3,638	$3,898	$7,425	$7,212
Accessories and siding	933	1,010	2,064	2,091
Total sales	4,571	4,908	9,489	9,303

Cost of goods sold
Axles and tires	3,098	3,227	6,180	5,849
Accessories and siding	624	734	1,424	1,472
Total cost of goods sold	3,722	3,961	7,604	7,321

Gross profit	849	947	1,885	1,982

Selling, general and administrative expenses	1,141	1,210	2,179	2,424

Operating income (loss)	(292)	(263)	(294)	(442)

Interest income	12	15	25	26
Investment property income	27	25	29	37
Other income	8	(1)	8	4

Income (loss) before taxes	(245)	(224)	(232)	(375)

Income taxes (benefit)	(90)	(78)	(83)	(136)

Income (loss) before cumulative effect of accounting change	(155)	(146)	(149)	(239)

Cumulative effect of accounting change, net of income taxes	—	—	—	(748)

Net income (loss)	$(155)	$(146)	$(149)	$(987)

Net income (loss) per common share Continuing operations	$(.03)	$(.03)	$(.03)	$(.05)
Cumulative effect of accounting change	—	—	—	(0.17)
Net income (loss)	$(.03)	$(.03)	$(.03)	$(.22)

Weighted average shares outstanding	4,504,939	4,504,939	4,504,939	4,504,939

See accompanying notes to financial statements.

T.J.T., INC.

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the six months ended March 31,
	2003	2002

Cash flows from operating activities:
Net loss	$(149)	$(987)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120	210
Cumulative effect of accounting change	—	748
Gain on sale of assets	(32)	(30)
Change in receivables	(106)	81
Change in inventories	(647)	(401)
Change in prepaid expenses and other current assets	(2)	(28)
Change in accounts payable	234	299
Change in taxes	(84)	(137)
Change in other assets and liabilities	(34)	(99)
Net cash used by operating activities	(700)	(344)

Cash flows from investing activities:
Additions to property, plant and equipment	$(48)	$(29)
Proceeds from sale of assets	8	8
Issuance of notes receivable	—	(5)
Payments on notes receivable	46	48
Land purchased for investment	—	(25)
Sale of land purchased for investment	99	43
Net cash provided by investing activities	105	40

Net decrease in cash and cash equivalents	(595)	(304)
Beginning cash and cash equivalents	767	329

Ending cash and cash equivalents	$172	$25

Supplemental information:
Interest paid	$1	$1
Income taxes paid, net of refunds	—	—
Noncash transactions:
Prepaid operating lease	$—	$4
Reacquisition of investment property by cancellation of note receivable	—	40
Cumulative effect of change in accounting principle	—	748
Note receivable issued for sale of land purchased for investment	120	—

See accompanying notes to financial statements.

T.J.T., INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE A – BASIS OF PRESENTATION

Unaudited Financial Statements

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

Stock Options

The Company has a stock option plan which allows officers, directors and key employees of the Company to receive non-qualified and incentive stock options. The Company awarded 50,000 stock options to directors during the quarter ended December 31, 2002 with an exercise price of $.28.  During the quarter ended March 31, 2003, the Company awarded 10,000 stock options with an exercise price of $.45 and 5,000 with an exercise price of $.46 to directors. These options will become vested at a rate of 20 percent each year for a period of five years from the grant date.  As of March 31, 2003, 325,000 shares of stock were available for future option grants.

The Company accounts for its stock options under Accounting Principles Board (APB) Opinion No. 25 using the intrinsic value method.  In accordance with Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, pro-forma net income, stock-based compensation expense, and earnings per share using the fair value method are stated as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	Mar. 31, 2003	Mar. 31, 2002	Mar.31, 2003	Mar. 31, 2002

Net income, as reported	$(155)	$(146)	$(149)	$(987)
Deduct: stock-based employee compensation expense determined under fair value based method, net of tax	(6)	(6)	(9)	(6)

Pro forma net income	$(161)	$(152)	$(158)	$(993)

Earnings per share:
Basic – as reported	$(.03)	$(.03)	$(.03)	$(.22)
Basic – pro forma	$(.04)	$(.03)	$(.04)	$(.22)

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out and average cost methods) or market.

(Dollars in thousands)	Mar. 31, 2003	Sept. 30, 2002
Raw materials	$1,659	$1,363
Finished goods	1,581	1,230
Total	$3,240	$2,593

NOTE C – PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)	Mar. 31, 2003	Sept. 30, 2002
Land and building	$386	$386
Leasehold improvements	389	386
Furniture and equipment	1,125	1,102
Vehicles and trailers	1,105	1,142
	3,162	3,016
Less accumulated depreciation	2,376	2,317
Net property, plant and equipment	$629	$699

NOTE D - SHAREHOLDERS’ EQUITY

Authorized stock of the company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.  No shares of preferred stock have been issued.

NOTE E – SEGMENT DISCLOSURE

The Company operates in two business segments: Axles and Tire Reconditioning and Housing Accessories. These segments have been determined by evaluating the Company’s internal reporting structure and nature of products offered.

Axles and Tire Reconditioning: The Company provides reconditioned axles and tires to manufactured housing factories.

Housing Accessories: The Company provides skirting, siding, and other aftermarket accessories to manufactured housing dealers and contractors.

(Dollars in thousands)	Axle & Tire Reconditioning	Housing Accessories	Total

Three months ended Mar 31, 2003

Operating revenue	$3,638	$933	$4,571
Operating income (loss)	(198)	(94)	(292)
Depreciation	56	6	62

Three months ended Mar 31, 2002

Operating revenue	$3,897	$1,011	$4,908
Operating income (loss)	(109)	(154)	(263)
Depreciation	72	20	92

Six months ended Mar 31, 2003

Operating revenue	$7,425	$2,064	$9,489
Operating income (loss)	(199)	(95)	(294)
Depreciation	96	24	120

Six months ended Mar 31, 2002

Operating revenue	$7,212	$2,091	$9,303
Operating income (loss)	(176)	(266)	(442)
Depreciation	163	47	210

The Company does not assign interest income, interest expense, other expenses or income taxes to operating segments. Identifiable assets and related capital expenditures are assigned to operating locations rather than operating segments, with depreciation allocated to the segments based upon usage.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of  Operations

All period references are to the three or six month periods ended March 31, 2003 and 2002, unless otherwise indicated.  Quarterly financial results may not be indicative of the financial results for any future period.  This Form 10-Q contains certain forward-looking statements which are based on management’s current expectations.  The forward-looking statements are subject to certain risks and uncertainties.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” and other expressions that indicate future events and trends identify forward-looking statements.  The Company has identified risk factors which could cause actual results to differ substantially from the forward looking statements.  These risk factors include, but are not limited to, general economic conditions, changes in interest rates, availability of financing, real estate values, competitive pressure on both the purchasing of used axles and tires from manufactured housing dealers and the selling of refurbished axles and tires to manufactured housing factories, adverse weather conditions, the economic viability of our customers and vendors, changes in legislation or regulations, availability of qualified employees, and the outcome of current legal proceedings.

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

Results of Operations

The following table sets forth the operating data of the company as a percentage of net sales for the periods listed below:

	Three Months Ended		Six Months Ended
	Mar. 31, 2003	Mar. 31, 2002	Mar.31, 2003	Mar. 31, 2002
Axle and tire reconditioning	79.6%	79.4%	78.2%	77.5%
Manufactured housing accessories and siding	20.4	20.6	21.8	22.5
Gross margin	18.6	19.3	19.9	21.3
Selling expense	16.8	16.0	16.0	16.9
Administrative expense	8.1	8.7	6.1	9.1
Interest income	0.2	0.3	0.2	0.3
Other income	0.2	0.0	0.1	0.0
Investment property income (expense)	0.6	0.5	0.3	0.4

The manufactured housing industry continues to experience lower production levels as a result of more restrictive credit standards and continuation of excessive repossessions.  In the Company’s market area manufactured housing shipments decreased 11 percent from the quarter ended March 31, 2002 to the quarter ended March 31, 2003 according to statistics from the National Conference of States on building Codes and Standards.   As a result, net sales declined 7 percent, to $4,571,000 in the quarter ended March 31, 2003, from $4,908,000 of sales in the same period a year ago.

The Company’s overall gross margin was 18.6 percent for the quarter compared to 19.3 percent for the same quarter in 2002.    The slight decrease is due to overall higher than usual health insurance claims and general insurance costs.  Portions of these expenses are allocated to cost of sales.

Selling and general administrative expenses decreased $69,000 during the quarter compared to the same period a year ago primarily as a result of decreased legal expenses.  During the quarter ending March 31, 2002, the Company had incurred $61,000 of legal expenses to enforce the non-compete agreements executed by certain former employees referred to as the Bradley Group.

Net sales for the six month period ended March 31, 2003 compared to the same six month period in 2002 increased 2 percent.  Sales during the quarter ending December 31, 2002 were higher than sales in the comparable period in 2002 due to the elimination of direct competition from the

Bradley Group.  In January of 2002, an injunction was granted in favor of the Company prohibiting all members of the Bradley Group from competing against the Company’s axle and tire business.

Gross margin for the six month period ending March 31, 2003 decreased 1.4 percent from the same period a year ago.  The majority of this decrease is due to higher health, worker’s compensation and general insurance costs which rose 66 percent or $156,000 from the same period  a year ago.  In addition, the Company’s fuel costs rose 24 percent or $25,000 during the six month period compared to last year as a result of higher fuel prices.  The Company allocated approximately 34 percent of insurance costs to the cost of sales and the remaining 66 percent was allocated to selling and general administration expenses.  The Company expects the higher insurance costs to be partially offset by an increase in sales prices during the next two quarters.

Selling and general administrative expenses for the six months ended March 31, 2003 decreased 10 percent from the comparable period in 2002.  The decrease for the six month period is largely due to higher legal expenses incurred in 2002 related to the Bradley Group totaling $186,000.   Continued efforts to reduce costs contributed to the decline as well.

Liquidity and Capital Resources

The Company expects that cash flow from operations combined with the line of credit will be a sufficient source of liquidity to fund operations.  The Company has a $350,000 revolving credit facility with a financial institution secured by receivables and inventory.  As of March 31, 2003, the Company has not borrowed on the line and is in compliance with all loan covenants.   The Company renewed the $350,000 line of credit on April 9, 2003 with the same financial institution.  The interest rate on the credit line is the prime rate plus 1 percent.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is not required to provide this information pursuant to Item 305(e) of Regulation S-K.

Item 4.  Controls and Procedures

 We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief

Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon our evaluation, the Chief Exectuve Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.  Subsequent to the date of this evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, and no corrective actions have been needed or taken with regard to significant deficiencies or material weaknesses in such controls.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Nothing to Report

Item 2.  Changes in Securities

Nothing to report

Item 3.  Defaults Upon Senior Securities

Nothing to report

Item 4.  Submission of Matters to a Vote of Security Holders

On February 18, 2003, the annual meeting of the shareholders was held.  Holders of common stock were asked to vote on the following items:

To elect two Directors to serve until the annual meeting of shareholders in 2006.  The shareholders elected the following Directors, with the votes indicated opposite each Director’s name:

	For	Against	Withheld

Larry B. Prescott	4,640,690	—	38,350
Robert B. Siegel	4,640,690	—	38,350

Item 5.  Other Information

Nothing to report

6.  Exhibits and Reports on Form 8-K

(a)                                   Exhibit 99.1 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                  No reports on Form 8-K were filed during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

T.J.T., INC.
Registrant

Date:	May 14, 2003	By:	/s/Larry B. Prescott
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
May 14, 2003

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
May 14, 2003