Form 10-Q
period 2003-06-30
TJT INC
filed 2003-08-14
CIK 1002577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003

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

At June 30, 2003, the registrant had 4,504,939 shares of common stock outstanding.

T.J.T., INC.

Form 10-Q

June 30, 2003

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

T.J.T., INC.

BALANCE SHEETS

(Dollars in thousands)

	June 30, 2003	Sept. 30, 2002
Current assets:
Cash and cash equivalents	$610	$767
Accounts receivable and notes receivable (net of allowances for doubtful accounts of $138 and $129)	1,304	1,247
Inventories	2,716	2,593
Prepaid expenses and other current assets	112	99
Total current assets	4,742	4,706

Property, plant and equipment, net of accumulated depreciation	602	699

Notes receivable	337	232
Notes receivable from related parties	94	156
Real estate held for investment	340	523
Investment in joint venture	391	—
Other assets	174	135
Deferred tax asset	523	539
Total assets	$7,203	$6,990

Current liabilities:
Accounts payable	$912	$655
Accrued liabilities	359	334
Total current liabilities	1,271	989

Deferred credits and other noncurrent obligations	86	83
Total liabilities	1,357	1,072

Shareholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 10,000,000 shares authorized; 4,504,939 shares issued and outstanding	5	5
Capital surplus	5,788	6,181
Retained earnings	53	125
Treasury stock (349,800 shares at cost)	—	(393)
Total shareholders’ equity	5,846	5,918
Total liabilities and shareholders’ equity	$7,203	$6,990

See accompanying notes to financial statements.

T.J.T., INC.

STATEMENTS OF OPERATION

(Dollars in thousands except per share amounts)

	Three Months Ended June 30, 2003		Nine Months Ended June 30, 2003
	2003	2002	2003	2002
Sales (net of returns and allowances):
Axles and tires	$3,980	$4,182	$11,405	$11,394
Accessories and siding	1,147	1,393	3,211	3,484
Total sales	5,127	5,575	14,616	14,878

Cost of goods sold
Axles and tires	3,232	3,443	9,412	9,292
Accessories and siding	795	1,002	2,219	2,474
Total cost of goods sold	4,027	4,445	11,631	11,766

Gross profit	1,100	1,130	2,985	3,112

Selling, general and administrative expenses	1,019	1,112	3,198	3,536

Operating income (loss)	81	18	(213)	(424)

Interest income	12	9	37	35
Investment property income (expense)	(1)	50	28	87
Income from joint venture	12	—	12	—
Rental income	9	5	14	5
Other income	9	19	17	23

Income (loss) before taxes	122	101	(105)	(274)

Income taxes (benefit)	50	41	(33)	(95)

Income (loss) before cumulative effect of accounting change	72	60	(72)	(179)

Cumulative effect of accounting change, net of income taxes	—	—	—	(748)

Net income (loss)	$72	$60	$(72)	$(927)

Net income (loss) per common share
Continuing operations	$.02	$.01	$(.02)	$(.04)
Cumulative effect of accounting change	—	—	—	(0.17)
Net income (loss)	$.02	$.01	$(.02)	$(.21)

Weighted average shares outstanding	4,504,939	4,504,939	4,504,939	4,504,939

See accompanying notes to financial statements.

T.J.T., INC.

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the nine months ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(72)	$(927)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	174	273
Cumulative effect of accounting change	—	748
Gain on sale of assets	(41)	(79)
Equity earnings in joint venture	(12)	—
Change in receivables	(40)	(48)
Change in inventories	(382)	(104)
Change in prepaid expenses and other current assets	(13)	13
Change in accounts payable	257	121
Change in taxes	16	(96)
Change in other assets and liabilities	(26)	(165)
Net cash used by operating activities	(139)	(264)

Cash flows from investing activities:
Additions to property, plant and equipment	(74)	(43)
Proceeds from sale of assets	17	28
Issuance of notes receivable	—	(25)
Payments on notes receivable	60	103
Investment in joint venture	(120)	—
Land purchased for investment	—	(28)
Sale of land purchased for investment	99	85
Net cash provided (used) by investing activities	(18)	120

Net decrease in cash and cash equivalents	(157)	(144)
Beginning cash and cash equivalents	767	329

Ending cash and cash equivalents	$610	$185

Supplemental information:
Interest paid	$1	$1
Income taxes paid, net of refunds	—	—
Noncash transactions:
Prepaid operating lease	$—	$4
Reacquisition of investment property by cancellation of note receivable	—	40
Cumulative effect of change in accounting principle	—	748
Note receivable issued for sale of land purchased for investment	120	20
Inventory invested in joint venture	259	—

See accompanying notes to financial statements.

T.J.T., INC.

NOTES TO FINANCIAL STATEMENTS (unaudited)

NOTE A — BASIS OF PRESENTATION

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

Stock Options

The Company has a stock option plan which allows officers, directors and key employees of the company to receive non-qualified and incentive stock options. The Company awarded 50,000 stock options to directors during the quarter ended December 31, 2002 with an exercise price of $.28.  During the quarter ended March 31, 2003, the Company awarded 10,000 stock options with an exercise price of $.45 and 5,000 with an exercise price of $.46 to directors. An additional 5,000 options were granted to directors during the quarter ended June 30, 2003 with an exercise price of $.62.  These options will become vested at a rate of 20 percent each year for a period of five years from the grant date.  As of June 30, 2003, 320,000 shares of stock were available for future option grants.

The Company accounts for its stock options under Accounting Principles Board (APB) Opinion No. 25 using the intrinsic value method.  In accordance with Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, pro-forma net income, stock-based compensation expense, and earnings per share using the fair value method are stated as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net income (loss), as reported	$72	$60	$(72)	$(927)
Deduct: stock-based compensation expense determined under fair value method, net of tax	—	—	(9)	(6)

Pro forma net income (loss)	$72	$60	$(81)	$(933)

Earnings per share:
Basic — as reported	$.02	$.01	$(.02)	$(.21)
Basic — pro forma	$.02	$.01	$(.02)	$(.21)

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out and average cost methods) or market.

(Dollars in thousands)	June 30, 2003	Sept. 30, 2002
Raw materials	$1,316	$1,363
Finished goods	1,400	1,230
Total	$2,716	$2,593

NOTE C — PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)	June 30, 2003	Sept. 30, 2002
Land and building	$386	$386
Leasehold improvements	389	386
Furniture and equipment	1,152	1,102
Vehicles and trailers	1,072	1,142
	2,999	3,016
Less accumulated depreciation	2,397	2,317
Net property, plant and equipment	$602	$699

NOTE D - SHAREHOLDERS’ EQUITY

Authorized stock of the Company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.  No shares of preferred stock have been issued.

NOTE E — SEGMENT DISCLOSURE

The Company operates in two business segments: Axles and Tire Reconditioning and Housing Accessories. These segments have been determined by evaluating the Company’s internal reporting structure and nature of products offered.

Axles and Tire Reconditioning: The Company provides reconditioned axles and tires to manufactured housing factories.

Housing Accessories: The Company provides skirting, siding, and other aftermarket accessories to manufactured housing dealers and contractors.

	Axle & Tire Reconditioning	Housing Accessories	Total
Three months ended June 30, 2003

Operating revenue	3,980	1,147	5,127
Operating income (loss)	72	9	81
Depreciation	39	15	54

Three months ended June 30, 2002

Operating revenue	4,182	1,393	5,575
Operating income (loss)	44	(26)	18
Depreciation	48	16	64

Nine months ended June 30, 2003

Operating revenue	11,405	3,211	14,616
Operating income (loss)	(127)	(86)	(213)
Depreciation	139	35	174

Nine months ended June 30, 2002

Operating revenue	11,394	3,484	14,878
Operating income (loss)	(131)	(293)	(424)
Depreciation	210	63	273

The Company does not assign interest income, interest expense, other expenses or income taxes to operating segments. Identifiable assets and related capital expenditures are assigned to operating locations rather than operating segments, with depreciation allocated to the segments based upon usage.

NOTE F - CREDIT AGREEMENTS

On April 9, 2003, the Company renewed a $350,000 revolving credit facility that matures on March 31, 2004 and is secured by receivables and inventory.  The interest rate on the credit line is the prime rate plus 1 percent.  As of June 30, 2003, the Company has not borrowed on the line and is in compliance with the covenants.

NOTE G -  JOINT VENTURE

On June 9, 2003, the Company entered into a joint venture with West States Recycling, Inc. to form NewCo Tire & Axle L.L.C. (NewCo) to engage in the manufactured housing axle and tire recycling business in Arizona, New Mexico, and Texas.    The Company has a 50% ownership interest in the joint venture and will receive 40% interest in future net profits.  Concurrent with the formation of the joint venture, the Company leases trucks and equipment to NewCo.  The Company accounts for its investment in NewCo using the equity method.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of

                Operations

All period references are to the three or nine month periods ended June 30, 2003 and 2002, unless otherwise indicated.  Quarterly financial results may not be indicative of the financial results for any future period.  This Form 10-Q contains certain forward-looking statements which are based on management’s current expectations.  The forward-looking statements are subject to certain risks and uncertainties.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” and other expressions that indicate future events and trends identify forward-looking statements.  The Company has identified risk factors which could cause actual results to differ substantially from the forward looking statements.  These risk factors include, but are not limited to, general economic conditions, changes in interest rates, availability of financing, real estate values, competitive pressure on both the purchasing of used axles and tires from manufactured housing dealers and the selling of refurbished axles and tires to manufactured housing factories, adverse weather conditions, the economic viability of our customers and vendors, changes in legislation or regulations, availability of qualified employees, and the outcome of current legal proceedings.

T.J.T., Inc. has two business lines: axle and tire reconditioning, and accessories and siding distribution.

Axles and tires are purchased from manufactured homes dealers and reconditioned in four locations in the western United States.  After axles are reconditioned and certified and tires are inspected and graded, they are sold primarily to manufactured housing factories.

Axle and tire reconditioning is performed at the Company’s locations in Emmett, Idaho; Centralia, Washington; Woodland, California; and Platteville, Colorado. The Company maintains a manufacturing facility in Eugene, Oregon which manufactures metal hanger parts for attaching axles to manufactured homes and frame components used on manufactured home chassis.

On June 9, 2003, the Company entered into a joint venture with West States Recycling, Inc. to form NewCo Tire & Axle L.L.C. (NewCo) to engage in the manufactured housing axle and tire recycling business in Arizona, New Mexico, and Texas.   As a result, the Company closed the Phoenix, Arizona location on June 30, 2003.  The Company has a 50% ownership interest in the joint venture and will receive 40% interest in future net profits.  Concurrent with the formation of the joint venture, the Company leases trucks and equipment to NewCo.

The Company sells accessories to manufactured home dealers and set-up contractors from its locations in Washington, California, and Idaho.  As of August 1, 2003, accessory customers previously serviced by our Salem, Oregon location will be serviced from the Eugene, Oregon and Centralia, Washington locations.  The major product lines are vinyl skirting, piers, and related products through the Company’s distribution channels which comprise approximately 650 dealers.  The Company also sells vinyl siding to the site-built construction industry out of its Emmett, Idaho location.

Results of Operations

The following table sets forth the operating data of the Company as a percentage of net sales for the periods listed below:

	Three Months Ended		Nine Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Axle and tire reconditioning	77.6%	75.0%	78.0%	76.6%
Manufactured housing accessories and siding	22.4	25.0	22.0	23.4
Gross margin	21.5	20.3	20.4	20.9
Selling expense	13.7	14.2	15.2	15.9
Administrative expense	6.2	5.7	6.7	7.8

The manufactured housing industry continues to be negatively impacted by more restrictive financing standards, high levels of repossessions and excess retail housing inventories.  Manufactured housing shipments decreased 19 percent in the Company’s market area during the quarter ended June 30, 2003 compared to the same quarter in 2002 according to statistics from the National Conference of States on Building Codes and Standards.   During the quarter ending June 30, 2003, the Company increased market share experiencing only an 8 percent decline in sales to $5,127,000 compared to $5,575,000 for the quarter ending June 30, 2002.

The Company’s gross margin was 21.5 percent for the quarter ending June 30, 2003 compared to 20.3 percent in the same quarter in 2002.  The increase is due to a wider spread between purchase cost and selling price of axles and tires in the current quarter compared to the same quarter in 2002.  During the quarter ending June 30, 2002, gross margin was negatively impacted by regulatory requirements implemented in January of 2002 resulting in increased new tire sales, which typically generate lower margins than used tire sales.

Selling and general administrative expenses decreased $93,000 during the quarter compared to the same quarter in fiscal year 2002.  The decrease was a result of overall cost-cutting measures taken company wide.

Sales for nine months ended June 30, 2003 decreased by $262,000 or 1.8 percent as compared to the nine months ended June 30, 2002 primarily as a result of the industry market conditions.  During the quarter ending December 31, 2002 sales were higher than sales in the comparable quarter in fiscal year 2002 due to the elimination of direct competition from a group of former employees and shareholders known as the Bradley Group, pursuant to an injunction that was granted in favor of the Company in January 2002 prohibiting all members of the Bradley Group from competing against the Company’s axle and tire business.

Gross margin decreased slightly, .5 percent for the nine months from the same period a year ago.  Higher insurance and fuel costs were partially offset by higher selling prices in the second and third quarter this year.

Selling and general administrative expense for the nine months ending June 30, 2003 decreased $338,000 as compared to the same period a year ago.  Legal expenses of $186,000 incurred in fiscal year 2002 related to the Bradley Group litigation contributed to the decrease.  The Company expects to continue to see positive results from cost-cutting efforts in the next quarter.

Liquidity and Capital Resources

During the quarter ending June 30, 2003, the Company renewed a line of credit from Idaho Banking Company for $350,000.  As of the quarter ended June 30, 2003, the Company has not borrowed on the line and is in compliance with the covenants.  The Company expects that cash flow from operations, along with the line of credit, will be a sufficient source of liquidity to fund operations. The Company continues to maintain a strong cash position and manages and maintains tight controls of receivables.

Authorized stock of the company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.  No shares of preferred stock have been issued.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is not required to provide this information pursuant to Item 305(e) of Regulation S-K.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The Chief Exectuve Officer and the Chief Financial Officer concluded that, based upon the evaluation of management, the Company’s disclosure controls and procedures were effective.  Subsequent to the date of this evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, and no corrective actions have been needed or taken with regard to significant deficiencies or material weaknesses in such controls.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Nothing to report.

Item 2. Changes in Securities

Nothing to report

Item 3. Defaults Upon Senior Securities

Nothing to report

Item 4. Submission of Matters to a Vote of Security Holders

Nothing to report

Item 5.  Other Information

Nothing to report

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibit 31.1 Certification Pursuant to 18 U.S.C Section 1350.
Exhibit 31.2 Certification Pursuant to 18 U.S.C. Section 1350.
Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350.
(b)	No reports on Form 8-K were filed during the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

T.J.T., INC.
Registrant

Date:	August 14, 2003	By:	/s/Larry B. Prescott
Larry B. Prescott, Senior Vice President and Chief Financial Officer