Form 10-K
period 2003-09-30
TJT INC
filed 2003-12-29
CIK 1002577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended September 30, 2003

Commission File Number 33-98404

T.J.T., INC.

(Exact name of registrant as specified in its charter)

WASHINGTON

82-0333246

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

843 North Washington, P.O. Box 278, Emmett, Idaho 83617
(Address of principal executive offices)
(208) 365-5321
(Registrant’s telephone number)

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12d-2).  Yes ☐ No ☒

Registrant’s revenues for the fiscal year ended September 30, 2003 were $19,727,889.

As of December 19, 2003, there were 4,504,939 shares of the registrant’s $.001 par value common stock outstanding.  Based on the stock’s closing price of $.70 on December 19, 2003, non-affiliated market capital was approximately $1,926,219.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be dated on or after January 20, 2004, for use in connection with the annual meeting of stockholders to be held on February 17, 2004, are hereby  incorporated by reference into Part III of the Form 10-K.

PART I

Forward Looking Statements and Risk Factors

This Form 10-K contains certain forward-looking statements which are based on management’s current expectations.  These forward-looking statements are subject to certain risks and uncertainties.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” and other expressions that indicate future events and trends identify forward-looking statements.  The Company has identified risk factors which could cause actual results to differ substantially from the forward-looking statements.  These risk factors include, but are not limited to, general economic conditions, changes in interest rates, availability of financing for both manufactured home buyers and suppliers, real estate values, adverse weather conditions, the economic viability of our customers and vendors, and availability of qualified employees.  In addition, industry conditions that may have an adverse impact on future results include, but are not limited to, low barriers of entry, changes and/or enforcement in legislation or regulations, and competitive pressure on both the purchasing of used axles and tires from manufactured housing dealers and the selling of refurbished axles and tires to manufactured housing factories.

All tabular dollar amounts are in thousands and all period references are to the Company’s fiscal period unless otherwise indicated.

ITEM 1.  BUSINESS

The Company

T.J.T., Inc., an Idaho corporation, was established in 1977.  T.J.T., Inc. merged with and into T.J.T., Inc., a Washington corporation on December 13, 1994.  The Company’s corporate office is located at 843 N.  Washington Street, Emmett, Idaho 83617.  Information about the Company is available on the internet at www.tjt-inc.com.  Information contained or referenced on our website is not incorporated by reference and does not form a part of this Annual Report on Form 10-K.  Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and the Executive Officers’ Code of Ethics is available free of charge by calling 1-800-458-3555.

The Company has recycling and distribution locations in Emmett, Idaho; Woodland, California; Chehalis, Washington, and Platteville, Colorado.  The Company’s recycling and distribution plant in Centralia, Washington was relocated to Chehalis, Washington in December 2003.  The Company also manufactures hanger parts in Eugene, Oregon which are used by the manufactured housing producers to attach axles to homes.  The Company maintained a sales office in Salem, Oregon and a recycling and distribution plant in Phoenix, Arizona until June of 2003 when both locations were closed.  The Company operates in Arizona, New Mexico, and Texas through NewCo Tire and Axle, L.L.C. (NewCo), a joint venture limited liability corporation.

T.J.T., Inc. has two business lines: repairing and reconditioning axles and tires for the manufactured housing industry, and distribution of after-market accessory products to manufactured housing dealers and set-up contractors, as well as siding to site builders.

Recent Events

The manufactured housing industry continues to experience an overabundance of new and used homes more recently as a result of repossessions as well as a decrease in consumer demand due to a tightening of credit standards.  Manufactured housing production facilities as well as numerous sales centers have closed and/or filed for bankruptcy.  In the Company’s market area the decrease in manufactured housing production was approximately 14 percent from fiscal 2002 to 2003 according to statistics from the National Conference of States on Building Codes and Standards.

In July of 2003, the Phoenix, Arizona operation was closed.  The location was consistently operating at a loss primarily due to the higher cost of inventory in a market area with very limited supply.  The Company did not incur significant closure costs and will sublease the property through January of 2004.  To expand the market area and supply, the Company entered into a joint venture with West States Recycling, Inc.  NewCo plans to engage in the manufactured housing axle and tire recycling business in the Arizona, New Mexico, and Texas market areas.  The Company has a 50 percent ownership interest and will receive 40 percent of future net profits.  In addition, the Company leases trucks and equipment to the joint venture.

In August of 2003, the Salem, Oregon sales office was closed.  Since the Salem location focused only on dealer accessory sales, the volume of sales in the surrounding market area was not sufficient to maintain an additional sales office.  Instead, the Salem customer base is being serviced out of the Chehalis, Washington or Eugene, Oregon facilities.  Closure costs were insignificant and the property lease expired upon consolidation of the Chehalis, Salem, and Eugene facilities.

The injunction granted in January of 2002 prohibiting certain former employees and directors of the Company (the “Bradley Group”) from competing against the Company’s axle and tire business will expire on January 1, 2004.  Consequently, the property lease for the Centralia, Washington location will expire on January 1, 2004 as well.  Therefore, in December 2003, the Centralia operation was relocated to Chehalis, Washington.

Axle and Tire Reconditioning

The Company buys used axles and tires from manufactured housing dealers which are detached from the manufactured homes after they are placed on a pad or foundation.  The Company also buys used axles and tires from independent brokers.

The used axles are dismantled at the Company’s recycling facilities.  All major parts are inspected, cleaned and replaced as required.  Approximately 30 axles are rebuilt for each eight man-hour shift.  Tires are graded and repaired.  Axles and tires are then sold to manufactured housing factories.  Each axle and tire assembly is used and recycled approximately three times a year.  The tires and axles are sold principally to manufactured housing factories and are delivered to their sites.

Sales of reconditioned axles and tires were 77 percent, 76 percent, and 72 percent of total revenues for the years ended September 30, 2003, 2002, and 2001, respectively.

Accessories and Siding Distribution

T.J.T., Inc. sells manufactured housing accessories such as vinyl skirting, piers, and other ancillary products to manufactured housing dealers and set-up contractors.  The Company sells vinyl siding to the site-built housing market.

Sales of accessories were 23 percent, 24 percent, and 28 percent of total revenues for the years ended September 30, 2003, 2002, and 2001 respectively.

Regulatory Matters

HUD regulations govern the maximum load limit per tire, which in turn dictates the number of axles needed to transport a manufactured home.  The number of axles required to transport a manufactured home averages approximately seven axles.  HUD requires periodic inspection at the recycling facility by an approved third party inspector.

In January of 2002, the manufactured home load limit per tire, set by the Department of Transportation and the Department of Housing and Urban Development, decreased from an 18 percent allowable overload to no allowable overload.  Standard practice among the producers of manufactured homes was to utilize the 18 percent allowable overload as needed.  Producers of manufactured homes are either adding an extra axle and two tires to their homes, or increasing the rated capacity of the tires that they are using.  Many producers chose to use the higher rated capacity new tires.

There were no regulatory changes made in 2003 and the impact of the regulatory changes made in 2002 had a minimal affect in 2003.

Target Market

The Company’s target market is the manufactured housing industry and the site-built construction industry.  The Company sells to manufactured housing factories, manufactured housing dealers, set-up contractors, and site-built contractors and remodelers.  The Company’s major customers are manufactured housing factories.  Two manufacturers represented more than 10 percent of sales, Oakwood Homes Corporation with 17 percent and Fleetwood Enterprises, Inc. with 14 percent of total sales during 2003.  The Company has no single supplier of axles and tires or accessories that represents 10 percent or more of total purchases.

Competition

Axles and Tires

The Company operates in Idaho, Oregon, Washington, California, Colorado, Utah, Nevada, Montana, Wyoming, Minnesota, Nebraska, North Dakota, and South Dakota.  In that thirteen-state market area, price competition is intense for both the purchase and sale of axles and tires.  The Company has two major competitors within its market area.  However, barriers to entry are low for the axle and tire business, which could result in additional major competitors.  In addition, the permanent injunction prohibiting all members of the Bradley Group from competing against the Company’s axle and tire business, as well as the housing accessories business, will expire on January 1, 2004.  Therefore, the Bradley Group will be allowed to compete with the Company freely, as further described in Item 3 - Legal Proceedings.

The Company believes it has greater financial resources, a larger geographical presence, and a better reputation for quality, honesty, reliability, and service than its competitors.  The Company believes its competitors have a lower cost structure that enables them to acquire market share where price is the customers’ primary concern.

The Company has two major competitors and numerous smaller competitors, with all competitors believed to be privately held companies having between one and twenty-five employees.  The Company estimates that it has a 65 percent market share, and is roughly two times larger than its largest competitor.  Since the Company is the only company with readily discernable revenues and industry totals are unknown, estimating market share involves extrapolating numerous estimates and results in a market share number subject to questionable accuracy.

Accessories and Siding

The Company competes for accessory and siding sales with building materials distributors and manufactured housing wholesale suppliers which are numerous in all of the Company’s market areas.

The Company competes with numerous competitors for accessories and siding sales with availability and price being the principal methods of competition.  The Company believes it has lower prices than local stores providing immediate access to accessories and higher prices than regional distributors providing two to fourteen day access.

Industry Overview

Production of manufactured housing continued to decline during 2003 with sales of homes continuing to be restricted by tighter credit standards.  Shipments of manufactured homes declined 14 percent in the Company’s market area while sales of the Company declined by only 3 percent.  The Company expects the volume of shipments to remain low in the short term and gradually increase as the excess inventories of repossessed homes diminish and the economy improves.

Personnel

The Company had a total of 99, 103, and 103 employees as of September 30, 2003, 2002, and 2001, respectively.

ITEM 2.  PROPERTIES

The Company leases nine properties and owns two properties.  The two properties owned by the Company are a warehouse in Emmett, Idaho, and a processing facility in Platteville, Colorado.  The Magna, Utah property, previously owned and used as a small sales office by the Company, was sold in 2003.  The Company continues to service the Utah area through consignment arrangements.

The Company leases three properties located in Idaho, California, and Washington that are utilized for the collection and refurbishing of axles and tires.  Property located in Emmett, Idaho is leased from T.J.T.  Enterprises and from Sheldon-Homedale Family, L.P.  The property located in Centralia, Washington will be leased through January 1, 2004.  Effective, December 15, 2003, the recycling and distribution center located in Centralia will be operated at a facility leased in Chehalis, Washington.  The property previously leased for the Phoenix, Arizona facility is now subleased as a result of closing that location in July of 2003; the lease expires January of 2004.  The property leased and located in Eugene, Oregon is utilized for manufacturing hanger parts as well as sales of accessories.  Upon expiration of the lease for the Salem sales office, the office was closed in August of 2003.  All properties are adequate and suitable for the needs of the location and are being fully utilized.

ITEM 3. LEGAL PROCEEDINGS

On July 9, 2001, the Company instituted legal action in the District Court of the Third Judicial District, State of Idaho, against Patricia I.  Bradley, Darren M. Bradley, B. Kelly Bradley, Mark T. Wilson, Richard L. Morris, Mark W. Bradley, George Bayn and Mary Carter (the “Bradley Group”) who are all former employees and/or shareholders of the Company.  The lawsuit sought monetary damages and injunctive relief based upon the defendants’ breach of covenants not to compete with the Company which were granted to the Company by members of the Bradley Group in November 1996 when the Company acquired Bradley Enterprises, Inc. by merger from the Bradley Group.  The Bradley Group began directly competing with the Company in June, 2001, and the Company’s business and operations was negatively impacted by competition from the Bradley Group, primarily in the states of Washington and Oregon during the first quarter of 2002.

The defendant removed the case to the Federal District Court for the State of Idaho on November 15, 2001, where an evidentiary hearing related to a preliminary injunction sought by the Company against the Bradley Group was concluded.  On January 10, 2002 a preliminary injunction was granted in favor of the Company prohibiting all members of the Bradley Group from competing against the Company’s axle and tire business. As a result, the parties entered into a stipulated permanent injunction whereby the Bradley Group is enjoined from competing against the Company’s axle and tire and housing accessories business which the Bradley Group has agreed will be replaced by a permanent injunction lasting until January 1, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Shareholders were not asked to vote on any matters during the quarter ended September 30, 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

The schedule below shows the names and certain information regarding all of the executive officers of TJT as of September 30, 2003.  Each executive officer has a one-year term of office.

Name	Age	Position
Terrence J. Sheldon	61

President, Chief Executive Officer, Chief Operating Officer from December 1998 through December 1999, Chairman of the Board of Directors, Trustee of the Company’s 401(k) Profit Sharing Plan, Chairman of the Directors Compensation Committee and Member of the Directors Executive Committee

Larry B. Prescott	55

Senior Vice President, Chief Financial Officer and Treasurer, Member of the Board of Directors, Trustee of the Company’s 401(k) Profit Sharing Plan, Secretary of the Directors Executive Committee, and non-voting Secretary of the Directors Audit Committee

Cindy M. Truchot	32	Vice President and Controller

John W. Eames III	63	Corporate Secretary

Terrence J. Sheldon - Mr. Sheldon is the founder and principal stockholder of the Company and has served as President since October 1986 and Chief Executive Officer since 1994.

Larry B. Prescott — Mr. Prescott has served as Senior Vice President, Chief Financial Officer and Treasurer since January 1999.  Previously, he served as Vice President and Portfolio Manager at U.S. Bancorp in Portland.  Mr. Prescott received a B.A. in Business from Boise State University.

Cindy M. Truchot — Ms. Truchot is a CPA and has served as Vice President and Controller since February 2002.  Previously, she served as Controller of a privately owned technology based company as well as serving several years in the public accounting sector.  Ms. Truchot received a B.S. in Business Administration, accounting emphasis, from Idaho State University.

John W. Eames III - Mr. Eames has served the Company in various positions since 1991.  Most recently, he was appointed Corporate Secretary in August 2001 and as an Executive Officer in August 2002.  Previously, Mr. Eames served as National Sales Manager for a log home manufacturer in Idaho and held several management positions with Boise Cascade Corporation’s Housing Division.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is registered on the OTC Bulletin Board under the symbol “AXLE”.  The table below shows the high and low sales prices of the Common Stock for each of the last eight fiscal quarters:

	Quarter Ended 9/30/03	Quarter Ended 6/30/03	Quarter Ended 3/31/03	Quarter Ended 12/31/02

Common Stock:
High	.51	.62	.58	.45
Low	.33	.32	.27	.22
Quarter-end	.51	.35	.51	.27

	Quarter Ended 9/30/02	Quarter Ended 6/30/02	Quarter Ended 3/31/02	Quarter Ended 12/31/01

Common Stock:
High	.49	.50	.45	.40
Low	.28	.33	.26	.23
Quarter-end	.28	.40	.33	.26

The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

The table below shows the approximate number of holders of record of the Company’s Common Stock at December 19, 2003:

Title of Class	Number of registered owners
Common Stock, $.001 par value	640

The Company has never paid dividends to shareholders and does not expect to pay dividends in the foreseeable future.  The Company intends to use future earnings for reinvestment in its business.  The Company is prohibited from paying cash dividends by the revolving line of credit agreement with its principal lender.

Information relating to compensation plans under which equity securities of the Company are authorized for issuance are set forth under “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement which is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

	Fiscal Year Ended September 30
	2003	2002	2001	2000	1999
Operating data:
Sales	$19,728	$20,386	$21,219	$26,881	$34,642
Cost of goods sold	15,481	16,072	16,939	22,502	28,446
Selling, general and administrative expenses	4,259	4,709	4,840	5,957	6,369
Impairment loss	—	—	—	847	—
Cumulative effect of accounting change, net of tax	—	(748)	—	—	—

Net income(loss)	132	(887)	(242)	(1,720)	(207)

Share data
Net income (loss)	.03	(.20)	(.05)	(.38)	(.04)
Weighted average shares outstanding	4,504,939	4,504,939	4,504,939	4,516,605	4,773,731

Balance sheet data:
Cash	1,072	767	329	54	129
Current assets	5,119	4,706	4,589	6,102	6,265
Property, plant & equipment, net	594	699	952	1,320	1,862
Total assets	7,542	6,990	8,005	10,117	11,338
Current liabilities	1,413	989	1,070	2,921	2,311
Long-term liabilities	79	83	130	149	189
Shareholder’s equity	6,050	5,918	6,805	7,047	8,838

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

T.J.T., Inc. has two business lines: axle and tire reconditioning, and accessories and siding distribution.

Axle and tire reconditioning sales represent approximately 77 percent of consolidated sales.  Axles and tires are purchased from manufactured homes dealers and reconditioned in four locations in the western United States.  After axles are reconditioned and certified and tires are inspected and graded, they are sold primarily to manufactured housing factories.

Axle and tire reconditioning is performed at the Company’s locations in Emmett, Idaho;  Chehalis, Washington; Woodland, California; and Platteville, Colorado.  The Company maintains a manufacturing facility in Eugene, Oregon which historically only manufactured metal hanger parts for attaching axles to manufactured homes and frame components used on manufactured home chassis.  As of August 2003, the Eugene facility also sells dealer accessories to customers formerly serviced out of the Salem sales office.

The Company sells accessories to manufactured home dealers and set-up contractors from its locations in Chehalis, Woodland, Emmett, and Eugene.  The major product lines are vinyl skirting, piers, and related products through the Company’s distribution channels which comprise approximately 650 dealers.  The Company also sells vinyl siding to the site-built construction industry out of its Emmett location.

Results of Operations

During 2003, the manufactured housing industry experienced a decline in shipments of approximately 14 percent in the Company’s market area according to the National Conference of States on Building Codes and Standards.  The Company’s sales for the same period reflect a decrease of only three percent.  As a result, the Company increased its market share during the period.  Operating results for the 2003 period were positively impacted by the increased market share, increased selling prices for axles and tires, as well as minimized losses related to closing the Arizona facility.

The Colorado and Arizona locations both incurred operating losses during the period ending September 30, 2003.  The combined loss for the two locations for the 2003 period was $126,000.  The Company closed the Arizona location in July of 2003 due to higher operating costs associated with a highly competitive market for both sales and purchases of axles and tires.  In spite of the fiscal period loss incurred in Colorado, the facility operated at a profit for the final quarter of 2003 and management expects to see similar results in 2004.

The following table summarizes the Company’s revenues and expenses by major categories as a percent of sales for 2003, 2002 and 2001:

	Fiscal years ended September 30
	2003	2002	2001
Axle and tire reconditioning	77.1%	76.5%	72.0%
Manufactured housing accessories and siding	22.9	23.5	28.0
Gross margin	21.5	21.2	20.2
Selling expense	14.8	15.9	15.7
Administrative expense	6.8	7.2	7.1
Interest income (expense)	.3	.2	(.1)
Other expense	.1	.1	0.1

	2003	2002	2001
Axles and Tires:
Operating revenue	$15,215	$15,594	$15,277
Cost of goods	12,332	12,690	12,707
Gross profit	2,883	2,904	2,570
Selling, general administrative expense	2,812	2,908	2,953
Operating income (loss)	71	(4)	(383)

Accessories and Siding:
Operating revenue	4,513	4,792	5,942
Cost of goods	3,149	3,382	4,232
Gross profit	1,364	1,410	1,710
Selling, general administrative expense	1,447	1,801	1,887
Operating income (loss)	(83)	(391)	(177)

Net Sales

Net sales during 2003 decreased by three percent compared to the same period in 2002.  The decrease was primarily due to the closure of the Phoenix, Arizona location and was partially offset by increases in sales of axles and tires at the Platteville, Colorado facility.  During the fourth quarter of 2003, increases in average sales prices for axles and tires offset the decrease in sales volume for the year by eight percent.

Net sales for 2002 declined four percent as compared to 2001 primarily due to a four percent decline in the Company’s market area for the same period as well as competition from the Bradley Group in the first quarter of 2002.

Gross Margin

The Company’s gross margin increased .3 percent in 2003 compared to 2002.  Gross margins were positively impacted by higher selling prices of axles and tires during the fourth quarter of 2003.  However, the negative impact from lower margin sales at the Arizona facility offset most of the benefit from increased selling prices.  The Arizona location operated for the first nine months of the fiscal period until it was officially closed in July of 2003 primarily due to higher purchase costs associated with the market area’s limited supply.

The gross margin in 2002 saw a one percent increase compared to 2001 in spite of the regulatory changes that resulted in a higher volume of new tire sales which generated lower margins as well as increased purchase costs of used axles and tires combined with lower selling prices.

Selling, General, and  Administrative

Selling, general and administrative expenses decreased by almost 10 percent in 2003 compared to 2002.  The decrease is primarily due to a significant reduction in professional fees associated with prior year legal proceedings and elimination or reduction of overhead expenses at the Arizona location during the fourth quarter of 2003.

The Company’s selling, general and administrative expenses decreased by three percent from 2001 to 2002 despite increased legal expenses.  In 2002, the Company incurred $201,000 of legal costs to enforce the non-compete agreements executed by members of the Bradley Group.  The decrease is a result of efforts to streamline and reduce operating costs.

Net Income

Net income for fiscal period 2003 was $132,000 compared to a loss of $139,000 before the cumulative effect of accounting change in 2002.  The cumulative effect of accounting change was due to the Company implementing SFAS 142, Goodwill and Other Intangible Assets in the first quarter of 2002.  The improvement is primarily due to a decrease of selling, general and administrative expenses of $450,000 and improved operating results at the Company’s Colorado and California locations.  The Company expects to operate all locations at a profit as well as continue to increase market share with a focus on improving sales of its accessory products.

On June 9, 2003, the Company entered into a joint venture forming a limited liability corporation.  NewCo will engage in the manufactured housing axle and tire recycling business in Arizona, New Mexico, and Texas.  The Company has 50 percent ownership interest in the joint venture and will receive 40 percent of the future net profits.  The Company also receives rental income from NewCo for equipment leased to the joint venture.  The Company recognized $63,000 of income related to the investment as is further described in Footnote M of the financial statements.

Prior to fiscal 2001 the Company invested in, and on a limited basis, developed real estate for sale.  Management and the Board of Directors agree that further significant investments in investment property are not warranted as they are not sufficiently related to our core manufactured housing related business.  Therefore, investment property is treated as passive, non-operating activity.  Real estate held for investment decreased 35 percent in 2003 and six percent in 2002.  The Company plans to liquidate the remaining investment properties, which have a book value of $341,000, as permitted by market conditions.

Seasonality

The manufactured housing industry and the site-built construction industry are seasonal within the majority of the Company’s market area.  Typically, sales for the months from November through March are lower than for other months due to weather and ground conditions.  Assuming normal weather conditions, the Company expects the quarters ended September 30 and June 30 to be higher volume quarters and the quarter ended March 31 to be the lowest volume quarter.  However,  in fiscal 2002, the lowest volume quarter was December 31 as a result of direct competition from the Bradley Group, former employees and/or shareholders of the Company.  Otherwise, the following table summarizes operating results by quarter and demonstrates the seasonal nature of TJT’s operations:

December 31

March 31

June 30

September 30

		(Unaudited)

Fiscal year ended 2003

Net sales

$

4,918

$

4,571

$

5,127

$

5,112

Gross profit

1,036

849

1,100

1,262

Operating income (loss)

(2

)

(292

)

81

201

Net income (loss)

6

(155

)

72

209

Fiscal year ended 2002

Net sales

$

4,395

$

4,908

$

5,575

$

5,508

Gross profit

1,035

947

1,130

1,202

Operating income (loss)

(179

)

(263

)

18

29

Cumulative effect of accounting change, net of tax	(748)	—	—	—
Net income (loss)	(841)	(146)	60	40

Liquidity and Capital Resources

On April 9, 2003, the Company renewed a $350,000 revolving credit facility that matures on March 31, 2004 and is secured by receivables and inventory.  The interest rate on the credit line is the prime rate plus one percent.  As of September 30, 2003, the Company has not borrowed on the line and is in compliance with all covenants.  The line of credit is guaranteed by the Company’s Chief Executive Officer and President, Terrence Sheldon.

The Company expects that cash flow from operations combined with the line of credit will be a sufficient source of liquidity to fund operations.  Cash and cash equivalents are up 40 percent in fiscal 2003.  In addition, management believes that, even if sales and  margins declined, inventory could be sold and not replaced, or replaced at lower cost resulting in sufficient liquidity even if the industry conditions deteriorate further.

Net cash flow from operating activities of $306,000 in fiscal 2003 was up eight percent, in spite of the increase in inventory of $232,000, primarily as a result of increases in gross margin and a decrease in selling and general administrative expenses.

Investing activities in 2002 provided cash flow to the Company of $154,000.  The current year decline of $155,000 was primarily due to the Company using $130,000 for its investment in the joint venture of NewCo.  Also, an additional $17,000 was used to further develop property parcels owned by the Company to increase market appeal.  The Company expects to invest approximately $10,000 in the investment property in the first and second quarters of 2004.  Investment property sales contributed $153,000 and $120,000 to cash flow from investing activities for the periods ending September 30, 2003 and 2002, respectively.  The Company will continue to focus on liquidating its current investment property holdings and expects to see similar results in fiscal 2004.

Off Balance Sheet Arrangements

The Company entered into a joint venture, NewCo, to engage in the manufactured housing axle and tire recycling business in Arizona, New Mexico and Texas.  The Company has 50 percent ownership interest in the joint venture and will receive 40 percent of the future net profits.  The Company also receives rental income from NewCo for equipment leased to the joint venture.  As a result, the Company recognized $63,000 of income related to the investment as is further described in Footnote M of the financial statements.

The Company contributed $130,000 in cash and $259,000 of inventory during 2003.  Further capital contributions to NewCo are limited to an additional $20,000 in aggregate unless both parties agree to the additional contributions and are willing to contribute 50 percent of the required capital.  The Company’s exposure is limited to amounts contributed, and included in the balance sheet, as of the end of 2003 as well as amounts included in trade receivables, which approximate $16,000.

Company Strategy

The Company will continue to focus on operating its axle and tire segment efficiently bringing all locations up to profitability at sales volumes equal to 2003.  The Company strategy is to continue increasing market share of the axle and tire business while simultaneously increasing accessory and siding sales at a higher rate to result in a more equal business base for the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is not required to provide this information pursuant to Item 305(e) of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

T.J.T., INC. – FORM 10-K

T.J.T., INC.

BALANCE SHEETS

(Dollars in thousands)

At September 30,	2003	2002
Current assets:
Cash and cash equivalents	$1,072	$767
Accounts receivable (net of allowance for doubtful accounts of $68 and $129)	1,336	1,219
Notes receivable	38	28
Inventories	2,566	2,593
Prepaid expenses and other current assets	107	99
Total current assets	5,119	4,706

Property, plant and equipment, net of accumulated depreciation	594	699

Notes receivable	323	232
Notes receivable from related parties	89	156
Real estate held for investment	341	523
Investment in joint venture	452	-
Other assets	174	135
Deferred tax asset	450	539
Total assets	$7,542	$6,990

Current liabilities:
Accounts payable	$864	$655
Accrued liabilities	549	334
Total current liabilities	1,413	989

Deferred income and other noncurrent obligations	79	83
Total liabilities	1,492	1,072

Shareholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 10,000,000 shares authorized; 4,504,939 shares issued and outstanding	5	5
Capital surplus	5,788	6,181
Retained earnings	257	125
Treasury stock (349,800 shares at cost)	—	(393)
Total shareholders' equity	6,050	5,918
Total liabilities and shareholders' equity	$7,542	$6,990

See accompanying notes to financial statements.

T.J.T., INC.

STATEMENTS OF OPERATION

(Dollars in thousands except per share amounts)

For the year ended September 30,	2003	2002	2001

Sales (net of returns and allowances):
Axles and tires	$15,215	$15,594	$15,277
Accessories and siding	4,513	4,792	5,942
Total sales	19,728	20,386	21,219

Cost of goods sold
Axles and tires	12,332	12,690	12,707
Accessories and siding	3,149	3,382	4,232
Cost of goods sold	15,481	16,072	16,939

Gross profit	4,247	4,314	4,280

Selling, general and administrative expenses	4,259	4,709	4,840

Operating income (loss)	(12)	(395)	(560)

Interest income	51	43	(15)
Investment property income (expense)	68	116	215
Income from joint venture	63	-	-
Rental income	34	12	8
Other income	24	18	15

Income (loss) before taxes	228	(206)	(337)

Income taxes (benefit)	96	(67)	(95)

Income (loss) before cumulative effect of accounting change	132	(139)	(242)

Cumulative effect of accounting change, net of income taxes	—	(748)	—

Net income (loss)	$132	$(887)	$(242)

Net income (loss) per common share
Basic and diluted:
Continuing operations	$0.03	$(0.03)	$(0.05)
Cumulative effect of accounting change	—	(0.17)	—

Net income (loss) per common share	$0.03	$(0.20)	$(0.05)

Weighted average shares outstanding	4,504,939	4,504,939	4,504,939

See accompanying notes to financial statements.

T.J.T., INC.

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the year ended September 30,	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$132	$(887)	$(242)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	226	362	604
Cumulative effect of accounting change	-	748	-
(Gain) loss on sale of assets	(94)	(107)	(225)
Equity earnings in joint venture	(63)	-	-
Change in receivables	(116)	246	404
Change in inventory	(232)	86	1,137
Change in prepaid expenses and other current assets	(8)	(19)	(37)
Change in accounts payable	209	(104)	60
Change in taxes	146	19	200
Change in other assets and liabilities	106	(60)	(158)
Net cash provided by operating activities	306	284	1,743

Cash flows from investing activities:
Additions to property, plant and equipment	(124)	(73)	(81)
Payments on notes receivable	89	110	88
Proceeds from sale of assets	28	25	22
Investment in joint venture	(130)	—	—
Land purchased for investment	(17)	(28)	(45)
Sale of land purchased for investment	153	120	335
Net cash provided (used) by investing activities	(1)	154	319

Cash flows from financing activities:
Net payments from debt	—	—	(1,787)
Net cash used by financing activities	—	—	(1,787)

Net increase in cash and cash equivalents	305	438	275
Cash and cash equivalents at October 1	767	329	54

Cash and cash equivalents at September 30	$1,072	$767	$329

Supplemental information:
Interest paid	$1	$2	$88
Income tax refunds	50	34	296

Noncash transactions:
Sale of land by issuance of note receivable	$120	$74	$34
Cumulative effect of accounting change	—	748	—
Prepaid operating lease	—	4	—
Reaquisition of investment property by cancellation of note receivable	—	40	50
Inventory invested in joint venture	259	—	—

See accompanying notes to financial statements.

T.J.T., INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Dollars in thousands)

	Common Stock	Common Stock Warrants	Capital Surplus	Retained Earnings	Treasury Stock

Balance at September 30, 2000	$5	$113	$6,068	$1,254	$(393)

Expiration of warrants		(113)	113
Net loss	—	—	—	(242)	—

Balance at September 30, 2001	$5	$—	$6,181	$1,012	$(393)

Net loss	—	—	—	(887)	—

Balance at September 30, 2002	$5	—	$6,181	$125	$(393)

Retired treasury stock			(393)		393
Net income	—	—	—	132	—

Balance at September 30, 2003	$5	—	$5,788	$257	—

See accompanying notes to financial statements.

T.J.T., INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2003, 2002 and 2001

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Business Activity

The Company is engaged in the business of repairing and reconditioning axles and tires for the manufactured housing industry.  The Company also sells skirting and other aftermarket accessories to manufactured housing dealers, and vinyl siding primarily to the site-built housing market.  The Company grants trade credit to customers in Idaho, Oregon, California, Utah, Washington, Montana, Colorado, Wyoming, Arizona, Minnesota, Nebraska, Nevada, North Dakota, and South Dakota, substantially all of whom are manufactured housing factories, manufactured housing dealers, site-built home contractors or siding contractors.

Major Suppliers and Customers

The Company had no single supplier of axles and tires or accessories that represented 10 percent or more of total purchases.  The Company has certain major customers for reconditioned axles and tires, all of which are manufactured housing producers.  Three companies have purchases representing 10 percent or more of sales:

	2003	2002	2001

Company A	17	15	18
Company B	—	10	10
Company C	14	12	10

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.  Cash balances are invested in highly rated financial institutions and may at times exceed FDIC insured limits.

Loans and Trade Receivables

Loans and trade receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported in the balance sheet at outstanding principal adjusted for any chargeoffs, the allowance for doubtful accounts and any related deferred income.

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

Goodwill

Goodwill previously consisted of the excess of purchase price paid over net assets acquired.  In previous years, goodwill has been amortized over 15 years on the straight-line method and has been presented net of amortization.  The carrying amount of unamortized goodwill has been reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of goodwill was not recoverable.  During fiscal 2002 additional unamortized goodwill of $790,000 was written down.

	2002	2001
Goodwill at October 1	$790	$867
Amortization	—	(77)
Impairment loss	—	—
Effect of accounting change (pre-tax)	(790)	—
Goodwill at September 30	$—	$790

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets.  SFAS 141 requires business combinations to be accounted for by the purchase method starting July 1, 2001.  SFAS 142 requires intangible assets to be amortized over their useful life if determinable.  Intangible assets with indeterminable lives (such as goodwill) are no longer subject to amortization, rather they are subject to impairment by applying a fair-value-based test.

Effective October 1, 2001, the Company implemented SFAS 142, and performed the initial goodwill impairment test.  The impairment test involved estimating fair market values for tangible assets and liabilities and comparing the net tangible values to quoted market prices for the Company’s stock.  As of October 1, 2001 the Company’s net tangible value was substantially in excess of quoted market prices for the Company’s stock and a cumulative effect of accounting change of $748,000 was recorded.  The cumulative effect of accounting change consists of a $790,000 writedown of goodwill assigned to the Company’s axle and tire reconditioning segment, offset by a $42,000 tax benefit.

Stock Based Compensation

The Company has a stock option plan which allows officers, directors and key employees of the company to receive non-qualified and incentive stock options.  The Company awarded 50,000 stock options to directors during the quarter ended December 31, 2002 with an exercise price of $.28.  During the quarter ended March 31, 2003, the Company awarded 10,000 stock options with an exercise price of $.45 and 5,000 with an exercise price of $.46 to directors.  An additional 5,000 options were granted to directors during the quarter ended June 30, 2003 with an exercise price of $.62.  There were no options granted in the final quarter of 2003.  These options will become vested at a rate of 20 percent each year for a period of five years from the grant date.  As of September 30, 2003, 370,000 shares of stock were available for future option grants.

The Company accounts for its stock options under Accounting Principles Board (APB) Opinion No. 25 using the intrinsic value method.  In accordance with Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, pro-forma net income, stock-based compensation expense, and earnings per share using the fair value method are stated as follows:

	2003	2002	2001
Net income (loss), as reported	$132	$(887)	$(242)
Deduct: stock-based compensation expense determined under fair value method, net of tax	9	6	12

Pro forma net income (loss)	$123	$(893)	$(254)
Earnings per share:
Basic and diluted – as reported	$.03	$(.20)	$(.05)
Basic and diluted – pro forma	$.03	$(.20)	$(.05)

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

Earnings Per Share

Earnings per share is computed by dividing net income applicable to common shareholders by the weighted average number of shares outstanding.  All options are antidilutive for each year presented and are excluded from earnings per share amounts.

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

Notes receivable related to sales of real estate held for investment are secured by real estate located in Idaho and Utah.  Other portions of the notes receivable are secured by inventory and receivables.  The accounting loss incurred if all parties failed entirely to perform on their obligation is equal to the balance outstanding on the notes receivable less amounts realizable from the foreclosure and resale of the assets securing the notes receivable.

Fair Value of Financial Instruments

The Company has a number of nonderivative financial instruments, none of which are held for trading purposes.  The Company estimates that the fair value of the financial instruments approximates the aggregate carrying values recorded on the balance sheet.  The estimated fair values have been determined by the Company using available market information and appropriate valuation methodologies.  Judgment is required in interpreting market data to develop the estimates of fair value and the estimates are not necessarily indicative of amounts the Company could realize in a current market exchange.

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

Reclassifications

Certain 2002 and 2001 amounts have been reclassified to conform with 2003 presentation.

Recently Issued Accounting Standards

In June 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS 146 changed the accounting for costs associated with exit or disposal activities.  The Company adopted SFAS No. 146 in fiscal year ended September 30, 2003.  During that period, the Company closed the Salem, Oregon and Phoenix, Arizona locations due to slow market conditions and losses in Arizona for two fiscal periods.  The costs associated with closing these facilities were minimal and did not have a material impact on the results of operations and financial position of the Company.

In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148.  This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company accounts for its employee stock-based compensation using the intrinsic value method and is still evaluating when or if it will adopt the fair value based method.  The Company has adopted the disclosure requirement of Statement No. 148.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities – an interpretation of ARB No. 51, which provides guidance on the identification of and reporting for variable interest entities.  Interpretation No. 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated.  Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  Interpretation No. 46 is effective for the Company in 2003 because the Company entered into a joint venture with West States Recycling, Inc. on June 9, 2003.  The Company has a 50 percent interest in ownership and a 40 percent interest in future net profits or losses.  The Interpretation requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries.  The primary beneficiary is the party that assumes the majority of the risk which includes, but is not limited to, the entity’s expected losses.  Therefore, in accordance with Interpretation No. 46, the Company will not consolidate the joint venture financial information since the primary beneficiary is West States Recycling, Inc.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  We do not expect adoption of this statement to have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position.  SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities–all of whose shares are mandatorily redeemable.  SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We do not expect the adoption of this statement to have a material impact on our financial position or results of operations.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out and average cost methods) or market.

	2003	2002

Raw materials	$1,284	$1,363
Finished goods	1,282	1,230
Total	$2,566	$2,593

NOTE C - PROPERTY, PLANT AND EQUIPMENT

	2003	2002
Land and building	$386	$386
Leasehold improvements	399	386
Furniture and equipment	1,153	1,102
Vehicles and trailers	1,060	1,142
	2,998	3,016

Less accumulated depreciation	2,404	2,317
Net property, plant and equipment	$594	$699

Depreciation expense was $226,000, $316,000, and $442,000 for 2003, 2002, and 2001, respectively.

NOTE D - LEASES

The Company leases vehicles, administrative office space, manufacturing facilities, building and warehouse space, and storage yard space.  The leases, which expire between January 2004 and July 2012, are classified as operating leases.  The leases have been entered into with related parties and unaffiliated entities.

The Company entered into a five year lease agreement for the Chehalis, Washington facility in 2003.  The Company has the option to buy the property at any time during the lease period or upon expiration of the lease.  There are no other significant renewals or escalation clauses.

The future minimum payments by fiscal year under noncancellable operating lease agreements at September 30, 2003 were:

2004	$300
2005	212
2006	118
2007	69
2008	56
Thereafter	19
Total	$774

Rental expense and rent paid to related parties were:

	2003	2002	2001
Rental expense	$283	$320	$301
Rent paid to related parties:
MBFI, Inc.	—	—	100
Ulysses Mori	—	38	56
T.J.T. Enterprises	31	33	32
Sheldon-Homedale Family, L.P.	25	25	23

MBFI, Inc. is a corporation owned by the Bradley family.  Patricia I.  Bradley, a director of the Company until her resignation in September, 2000, and parent of Darren Bradley, a director of the Company until his resignation in May, 2001, owned, along with her spouse, Mark W. Bradley, approximately 65 percent of MBFI, Inc.  Although the Bradley family is no longer a related party, the Company will continue to lease the property from MBFI, Inc. until December 31, 2003.  Mr. Mori, a director of the Company, owned property leased by the Company until May of 2002.  The Company now leases the property from a non-related party.  T.J.T. Enterprises is a partnership consisting of Terrence Sheldon, President and Chief Executive Officer of the Company, and Jerry L. Radandt, a former officer of the Company.  Mr. Sheldon and Mr. Radandt are equal partners in T.J.T. Enterprises.  Sheldon-Homedale Family, L.P. (Homedale) is a partnership owned by the Sheldon family.  Terrence Sheldon owns five percent and is a general partner of Homedale.

NOTE E - CREDIT FACILITY

On April 9, 2003, the Company renewed a $350,000 revolving credit facility that matures on March 31, 2004 and is secured by receivables and inventory.  The interest rate on the credit line is the prime rate plus one percent.  As of September 30, 2003, the Company has not borrowed on the line and is in compliance with all covenants.  The line of credit is guaranteed by the Company’s Chief Executive Officer and President, Terrence Sheldon.

NOTE F – CUMULATIVE EFFECT OF ACCOUNTING CHANGE

The Company implemented SFAS 142, Goodwill and Other Intangible Assets, and performed the initial goodwill impairment test in 2002.  The impairment test involved estimating fair market values for tangible assets and liabilities and comparing the net tangible values to quoted market prices for the Company’s stock.  As of October 1, 2001 the Company’s net tangible value was substantially in excess of quoted market prices for the Company’s stock and a cumulative effect of accounting change of $748,000 was recorded.  The cumulative effect of accounting change consists of a $790,000 writedown of goodwill assigned to the Company’s axle and tire reconditioning segment, offset by a $42,000 tax benefit.

Net income adjusted to exclude amortization expense and related tax benefit is as follows:

For the twelve months ended September 30,	2003	2002	2001

Reported net income	$—	$(887)	$(242)
Goodwill amortization	—	—	77
Tax benefit of goodwill amortization	—	—	4
Adjusted net income	$—	$(887)	$(161)

There would be no change in earnings per share had goodwill not been amortized during 2002.

NOTE G - SHAREHOLDERS’ EQUITY

Authorized stock of the Company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.  No shares of preferred stock have been issued.

NOTE H – STOCK OPTIONS

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

	2003	2002	2001
Number of option shares
Beginning of year	160,000	165,000	340,000
Granted	70,000	5,000	—
Became exercisable	51,000	39,000	81,500
Expired	—	10,000	175,000
Outstanding at end of year	230,000	160,000	165,000
Exercisable at end of year	139,000	88,000	57,000

Weighted-average exercise prices
Beginning of year	$.83	$.86	$.84
Granted at fair value	.34	.40	—
Expired	—	1.05	.81
Outstanding at end of year	.68	.83	.86
Exercisable at end of year	.80	.88	.96

Range of exercise prices at September 30, 2003	$.28-2.00
Remaining weighted-average contractual life of options outstanding at September 30, 2003	7.13 years

The Company has elected not to adopt the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123).  Assumptions used to calculate the income statement impact of stock options granted as if the Company had adopted FAS 123 were as follows:

	2003	2002	2001
Weighted average:
Risk-free interest rate	5.00%	5.00%	—
Expected life	10 years	10 years	—
Expected volatility	70.69%	79.55%	—
Expected dividends	none	none	none

Using these assumptions, expenses related to the granting of stock options as calculated under FAS 123 were not material to the Company’s results of operations.

NOTE I - INCOME TAXES

The Company accounts for income taxes as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires deferred income taxes to be accounted for using the liability method and allows recognition of operating loss and tax credit carryforwards as deferred tax assets.

The components of income tax (benefit) expenses from continuing operations for the years ended September 30 are as follows:

	2003	2002	2001
Current:
Federal	$—	$(86)	$—
State	4	1	1
Deferred:
Federal	88	22	(78)
State	4	(4)	(18)
Total	$96	$(67)	$(95)

Deferred taxes for the years ended September 30 are as follows:

Book to tax depreciation differences	$83	$70
Book to tax goodwill amortization differences	166	182
Vacation liability	34	28
Installment sales of land	29	31
Net operating loss carryforward	138	228
Total	$450	$539

The provision for income taxes varied from amounts computed at the federal statutory rate as follows:

Provision at statutory rate	$78	$(70)	$(115)
Amortization of goodwill	—	—	27
State income taxes	5	(3)	(11)
Other non-deductible expense	9	10	8
Impairment loss	—	—	—
Other	4	(4)	(4)
Total	$96	$(67)	$(95)

The net operating loss carry forward at September 30, 2003 for federal tax purposes of approximately $204,000 and state tax purposes of approximately $1,110,000 begins to expire in the year 2020 and 2006, respectively.

NOTE J - RELATED PARTY TRANSACTIONS

The Company has extended loans to various related parties.  The notes mature through 2009 and have interest rates of prime plus two percent.  The totals of the notes and accrued interest receivable from the related parties were $120,303 and $156,436 at September 30, 2003 and 2002, respectively.  Long-term portions of these notes are included in notes receivable and current portions of these notes are included as current assets in notes receivable.

In October 1996, the Company made a personal loan to Jerry L. Radandt for $46,594 at an interest rate of 12.22%.  During fiscal 2001 the loan was amended to an interest rate of prime plus two percent and secured by property, which was subsequently sold resulting in $30,000 of the loan being paid off.  The outstanding principal loan balance, which is included in the totals specified above,  was $9,992 and $16,673 for September 30, 2003 and 2002, respectively.  Terrence Sheldon, President and Chief Executive Officer of the Company, and Jerry L. Radandt are equal partners in T.J.T. Enterprises.

The Company purchases piers and other materials used to set-up manufactured homes from SAC Industries, Inc. (SAC).  SAC was owned by four individuals with each individual owning 25 percent. Ulysses B. Mori, a director of the Company, was one of the individuals.  During fiscal 1999 Mr. Mori transferred his interest in SAC to Mrs. Bradley, a director of the Company until her resignation in September 2000 and parent of Darren Bradley, a director of the Company until his resignation in May 2001.  The Company purchased $558,044 of materials from SAC in 2001.

As more fully described in Note M, the Company is a 50 percent partner in a joint venture with West States Recycling, Inc..  NewCo Tire & Axle, L.L.C. was formed to engage in the manufactured housing axle and tire recycling business in Arizona, New Mexico, and Texas.  The Company has a 40 percent interest in net profits.  In addition, the Company leases trucks and equipment to the joint venture.

The Company purchases piers and other materials used to set-up manufactured homes from D-Mac, LLC, which is owned by two individuals with each individual owning 50 percent. Robert B. Siegel, elected director of the Company in February 2002, is one of the individuals.  The Company purchased approximately $448,500 of materials from D-Mac in 2003.

In 2003, Arthur J. Berry, a director of the Company, became principal shareholder, owning 80 percent, of Kit Homebuilders West, L.L.C., a producer of HUD Code manufactured homes.  During 2003, Kit Homebuilders West, L.L.C. purchased approximately $216,450 of axles and tires from the Company at competitive market prices.

NOTE K - EMPLOYEE BENEFITS

The Company has a 401(k) plan through which the employer matches 50 percent of employees’ contributions up to six percent of wages.  Employees are eligible for participation in the 401(k) plan after completing one year of service.  Employer contributions to the plan were $33,371, $40,022, and $39,570 in 2003, 2002, and 2001, respectively.

As of September 30, 2003, the Company was self-insured for employee medical benefits up to $15,000 per occurrence.  The Company had accrued approximately $30,000 for incurred but not reported items in 2003 and 2002.  Beginning October 1, 2003, the Company and its employees will be fully insured through a traditional medical care plan.  The Company will continue to self-insure for employee dental benefits with no plans to accrue for incurred but not reported items as these amounts are expected to be insignificant.

NOTE L – BUSINESS SEGMENTS

The Company operates in two business segments:  Axles and Tire Reconditioning and Housing Accessories.  These segments have been determined by evaluating the Company’s internal reporting structure and nature of products offered.

Axles and Tire Reconditioning:  The Company provides reconditioned axles and tires to manufactured housing factories.

Housing Accessories:  The Company provides skirting, siding, and other aftermarket accessories to manufactured housing dealers and contractors.

	Axle & Tire Reconditioning	Housing Accessories	Total
2003
Operating revenue	$15,215	$4,513	$19,728
Operating income (loss)	71	(83)	(12)
Depreciation & Amortization	161	65	226

2002

Operating revenue	$15,594	$4,792	$20,386
Operating income (loss)	(4)	(391)	(395)
Depreciation & Amortization	277	85	362

2001
Operating revenue	$15,277	$5,942	$21,219
Operating income (loss)	(383)	(177)	(560)
Depreciation & Amortization	468	136	604

The Company does not assign interest income, interest expense, other expenses or income taxes to operating segments.  Identifiable assets and related capital expenditures are assigned to operating locations rather than operating segments, with depreciation allocated to the segments based upon usage.

NOTE M – JOINT VENTURE

The Company has a 50 percent ownership interest in a joint venture, NewCo Tire & Axle, L.L.C (NewCo), which was formed to engage in the manufactured housing axle and tire recycling business in Arizona, New Mexico, and Texas.  The Company will receive 40 percent interest in future net profits.  Concurrent with the formation of the joint venture, the Company leases trucks and equipment to NewCo.  Gross rental income recognized from the NewCo leases was approximately $16,000 in 2003.  The Company accounts for its investment in NewCo using the equity method.  The following information summarizes the activity of the joint venture through 2003:

Total and current assets	$1,239
Total and current liabilities	310

Net assets

929

Revenues

2,749

Cost of sales	2,536

Net income

159

Company’s interest:

Share of net income	63
Equity in net assets	$452

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors

T.J.T., Inc.

Emmett, Idaho

We have audited the accompanying balance sheets of T.J.T., Inc., as of September 30, 2003 and 2002, and the related statements of operation, cash flows, and changes in shareholders’ equity for the years ended September 30, 2003, 2002 and 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of T.J.T., Inc., as of September 30, 2003 and 2002, and the results of its operations and its cash flows for the years ended September 30, 2003, 2002 and 2001 in conformity with U.S. generally accepted accounting principles.

/s/ Balukoff, Lindstrom & Co., P.A.

Boise, Idaho
November 18, 2003

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)                                  Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Company and executive officers are included in the Company’s definitive Proxy Statement under “Proposal 1” which is incorporated herein by reference.  In addition, information on Section 16(a) reporting requirements may be found under “Compliance with Section 16(a) of the Exchange Act” which is incorporated herein by reference in the Company’s definitive Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Directors is included in the Company’s definitive Proxy Statement under “Director Compensation” which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12 is included in the Company’s definitive proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management” which is incorporated herein by reference.

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

PART IV

ITEM 15.  EXHIBITS, STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)           Financial Statements, Schedules and Exhibits

1.             Financial statements and report of Balukoff, Lindstrom & Co., P.A.

Independent Auditors’ Report

Balance Sheets – September 30, 2003 and 2002

Statements of Operation – September 30, 2003, 2002 and 2001

Statements of Cash Flows – September 30, 2003, 2002 and 2001

Statements of Changes in Shareholders’ Equity – September 30, 2001, 2002, and 2003

2.             Financial statement schedules

Other schedules are omitted because they are not required or because the information is included in the financial statements or notes thereto

3.             Exhibits

3.1           Articles of Incorporation of T.J.T., Inc., a Washington corporation;  as amended November 9, 1995, incorporated by reference to Exhibit 3.1 to the Registrant’s Form SB-2 Registration Statement dated October 20, 1995, as amended December 6, 1995 (Commission File No. 33-98404).

3.2           Bylaws of T.J.T., Inc., a Washington corporation; as amended November 11, 2003 and attached hereto as Exhibit 3.2, as amended May 12, 1998, incorporated by reference to Exhibit 3.2 to the Registrant’s Form SB-2 Registration Statement dated October 20, 1995, as amended December 6, 1995 (Commission File No. 33-98404).

4.1           Specimen Common Stock Certificate; incorporated by reference to Exhibit 4.1 to the Registrant’s Form SB-2 Registration Statement dated October 20, 1995, as amended December 6, 1995 (Commission File No. 33-98404).

4.2           Specimen Redeemable Common Stock Purchase Warrant; incorporated by reference to Exhibit 4.2 to the Registrant’s Form SB-2 Registration Statement dated October 20, 1995, as amended December 6, 1995 (Commission File No. 33-98404).

4.3           Form of Underwriter’s Warrant Agreement; incorporated by reference to Exhibit 4.3 to the Registrant’s Form SB-2 Registration Statement dated October 20, 1995, as amended December 6, 1995 (Commission File No. 33-98404).

4.4           Form of Warrant Agreement issued to 1995 Private Placement Investors in October 1995; incorporated by reference to Exhibit 4.4 to the Registrant’s Form SB-2 Registration Statement dated October 20, 1995, as amended December 6, 1995 (Commission File No. 33-98404).

4.5           Form of Registration Rights Agreement issued in connection with 1995 Private placement; incorporated by reference to Exhibit 4.5 to the Registrant’s Form SB-2 Registration Statement dated October 20, 1995, as amended December 6, 1995 (Commission File No. 33-98404).

10.1         Amendment to 1994 Stock Option Plan, dated February 22, 2000, incorporated by reference to the Registrant’s Form 14A dated January 28, 2000 (Commission File No. 33-98404); 1994 Stock Option Plan; incorporated by reference to Exhibit 10.4 to the Registrant’s Form SB-2 Registration Statement dated October 20, 1995, as amended December 6, 1995 (Commission File No. 33-98404).

10.2         Amendment to 1997 Directors Stock Option Plan, dated February 22, 2000, incorporated by reference to the Registrant’s Form 14A dated January 28, 2000 (Commission File No. 33-98404); 1997 Directors Stock Option Plan.

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

23.1*  Consent of Independent Public Auditors

31.1*       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Filed herewith

(b)                                 Reports on Form 8-K.  The Company issued a Form 8-K on December 3, 2003.  The purpose for the filing was to furnish the press release dated December 3, 2003 announcing our financial results for the three and twelve months ended September 30, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T.J.T., INC.
Registrant

Date:	December 19, 2003	By:	/s/ Terrence J. Sheldon
Terrence J. Sheldon, President and Chief Executive Officer

Date:	December 19, 2003	By:	/s/ Larry B. Prescott
Larry B. Prescott, Senior Vice President, Treasurer and Chief Financial Officer

Date:	December 19, 2003	By:	/s/ Cindy M. Truchot
Cindy M. Truchot, Vice President and Controller

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	December 19, 2003	By:	/s/ Terrence J. Sheldon
Terrence J. Sheldon, President, Chief Executive Officer, and Chairman of the Board of Directors

Date:	December 19, 2003	By:	/s/Ulysses B. Mori
Ulysses B. Mori, Senior Vice President and Corporate Sales Manager and Director

Date:	December 19, 2003	By:	/s/Larry B. Prescott
Larry B. Prescott, Senior Vice President, Treasurer, Chief Financial Officer and Director

Date:	December 19, 2003	By:	/s/Arthur J. Berry
Arthur J. Berry, Director

Date:	December 19, 2003	By:	/s/Jerome B. Light
Jerome B. Light, Director

Date:	December 19, 2003	By:	/s/Larry E. Kling
Larry E. Kling, Director

Date:	December 19, 2003	By:	/s/Susan M. Allison
Susan M. Allison, Director

Date:	December 19, 2003	By:	/s/Robert B. Siegel
Robert B. Siegel, Director

INVESTOR INFORMATION

Corporate Headquarters

T.J.T., Inc.

843 North Washington

P.O. Box 278

Emmett, Idaho 83617

Stock Exchange Listing

T.J.T., Inc.’s common stock is traded on the OTC Bulletin Board under the symbol AXLE.

Public Information

Financial analysts, stockbrokers, interested investors and others can obtain additional information by contacting:

Larry B. Prescott

Chief Financial Officer

(208) 365-5321

Transfer Agent

Corporate Stock Transfer

3200 Cherry Creek Drive South

Suite 430

Denver, Colorado 80209

(303) 282-4800

Annual Meeting

The annual shareholders meeting of T.J.T., Inc. will be held:

Tuesday, February 17, 2004

10:00 a.m., Mountain Standard Time

Owyhee Plaza

Boise, Idaho

Proxy material will be mailed to shareholders of record prior to the meeting.

Independent Public Accountants

Balukoff, Lindstrom & Co., P.A.

Boise, Idaho

Legal Counsel

Moffatt, Thomas, Barrett, Rock & Fields, Chtd.

Boise, Idaho

T.J.T., INC. – FORM 10-K

INDEX TO ATTACHED EXHIBITS

Bylaws of T.J.T., Inc., as amended November 11, 2003 – Exhibit 3.2

Consent of Independent Auditors - Exhibit 23.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Exhibit 31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Exhibit 31.2

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act - Exhibit 32.1

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act - Exhibit 32.2