Form 10-Q
period 2003-12-31
TJT INC
filed 2004-02-13
CIK 1002577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended

December 31, 2003

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

At December 31, 2003, the registrant had 4,504,939 shares of common stock outstanding.

T.J.T., INC.
Form 10-Q
December 31, 2003

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

T.J.T., INC.
BALANCE SHEETS (unaudited)
(Dollars in thousands)

	Dec. 31 2003	Sept. 30 2003

Current assets:
Cash and cash equivalents	$770	$1,072
Accounts receivable (net of allowance for doubtful accounts of $73 and $68)	847	1,336
Notes receivable	47	38
Inventories	2,611	2,566
Prepaid expenses and other current assets	109	107
Total current assets	4,384	5,119

Property, plant and equipment, net of accumulated depreciation	706	594

Notes receivable	320	323
Notes receivable from related parties	79	89
Real estate held for investment	341	341
Investment in joint venture	451	452
Other assets	174	174
Deferred tax asset	414	450
Total assets	$6,869	$7,542

Current liabilities:
Accounts payable	$377	$864
Accrued liabilities	312	549
Total current liabilities	689	1,413

Deferred income and other noncurrent obligations	75	79
Total liabilities	764	1,492

Shareholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 10,000,000 shares authorized; 4,504,939 shares issued and outstanding	5	5
Capital surplus	5,788	5,788
Retained earnings	312	257
Total shareholders’ equity	6,105	6,050
Total liabilities and shareholders’ equity	$6,869	$7,542

See accompanying notes to financial statements.

T.J.T., INC.
STATEMENTS OF OPERATION (unaudited)
(Dollars in thousands except per share amounts)

For the three months ended December 31,	2003	2002

Sales (net of returns and allowances):
Axles and tires	$3,326	$3,787
Accessories and siding	1,051	1,131
Total sales	4,377	4,918

Cost of goods sold:
Axles and tires	2,592	3,082
Accessories and siding	721	800
Total cost of goods sold	3,313	3,882

Gross profit	1,064	1,036

Selling, general and administrative expenses	1,028	1,038

Operating income (loss)	36	(2)

Interest income	14	12
Investment property income	31	—
Income (loss) from joint venture	(1)	—
Rental income	11	2
Other income	—	1

Income (loss) before taxes	91	13

Income taxes (benefit)	36	7

Net income (loss)	$55	$6

Net income (loss) per common share
Basic and fully diluted:
Continuing operations	$.012	$.001
Net income (loss)	$.012	$.001

Weighted average shares outstanding	4,504,939	4,504,939

See accompanying notes to financial statements.

T.J.T., INC.
STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

For the three months ended December 31,	2003	2002

Cash flows from operating activities:
Net income	$55	$6
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	51	59
(Gain) loss on sale of assets	(31)	—
Equity earnings in joint venture	1	—
Change in receivables	489	(64)
Change in inventory	(45)	(390)
Change in prepaid expenses and other current assets	(2)	61
Change in accounts payable	(487)	231
Change in taxes	36	7
Change in other assets and liabilities	(241)	(75)
Net cash provided (used) by operating activities	(174)	(165)

Cash flows from investing activities:
Additions to property, plant and equipment	(163)	(11)
Payments on notes receivable	10	23
Land purchased for investment	(11)	—
Sale of land purchased for investment	36	—

Net cash provided (used) by investing activities	(128)	12

Net increase (decrease) in cash and cash equivalents	(302)	(153)
Cash and cash equivalents at October 1	1,072	767

Cash and cash equivalents at December 31	$770	$614

Supplemental information:
Interest paid	$1	$1

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

Stock Options

The Company has a stock option plan which allows officers, directors and key employees of the company to receive non-qualified and incentive stock options.  Although there were no options granted during the three months ended December 31, 2003, the Company awarded 50,000 stock options to directors during the quarter ended December 31, 2002.  The options have an exercise price of $.28 and will become vested at a rate of 20 percent each year for a period of five years from the grant date.  As of December 31, 2003, there were 370,000 shares of stock available for future option grants.

As of October 1, 2003, the Company adopted the fair value method of accounting for stock options contained in Statement of Financial Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.  During the transition period, the Company will be utilizing the prospective method under SFAS No. 148 Accounting for Stock-Based Compensation – Transition and Disclosures.  Stock options granted subsequent to October 1, 2003 will be expensed over the stock option vesting period based on fair value which will be determined using the Black-Scholes option-pricing method at the date the options are granted.  There was no impact on the financial statements for the period ending December 31, 2003 since there were no options granted during the period.

The following table illustrates the effect on net income (loss) and net income (loss) per common share as if the fair value method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended
(Dollars in thousands)	Dec 31, 2003	Dec 31, 2002
Net income, as reported	$55	$6
Add: stock-based employee compensation expense included in reported net income, net of tax	—	—
Deduct: stock-based compensation expense determined under fair value method for all awards, net of tax	2	2

Pro forma net income	$53	$4

Earnings per share:
Basic and fully diluted – as reported	$.012	$.001
Basic and fully diluted – pro forma	$.012	$.001

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out and average cost methods) or market.

(Dollars in thousands)	Dec 31, 2003	Sept 30, 2003
Raw materials	$1,312	$1,284
Finished goods	1,299	1,282
Total	$2,611	$2,566

NOTE C – PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)	Dec 31, 2003	Sept 30, 2003
Land and building	$386	$386
Leasehold improvements	410	399
Construction in progress	82	—
Furniture and equipment	1,178	1,153
Vehicles and trailers	1,102	1,060
	3,158	2,998
Less accumulated depreciation	2,452	2,404
Net property, plant and equipment	$706	$594

NOTE D - SHAREHOLDERS’ EQUITY

Authorized stock of the Company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.  No shares of preferred stock have been issued.

The Company has a stock option plan which allows officers, directors and key employees of the company to receive non-qualified and incentive stock options.  Although there were no options granted during the three months ended December 31, 2003, the Company awarded 50,000 stock options to directors during the quarter ended December 31, 2002.  The options have an exercise price of $.28 and will become vested at a rate of 20 percent each year for a period of five years from the grant date.  As of December 31, 2003, there were 370,000 shares of stock available for future option grants.

The Company adopted the fair value method of accounting for stock options contained in Statement of Financial Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as is further described in Footnote A.

NOTE E – SEGMENT DISCLOSURE

The Company operates in two business segments: Axle and Tire Reconditioning and Housing Accessories. These segments have been determined by evaluating the company’s internal reporting structure and nature of products offered.

Axle and Tire Reconditioning: The Company provides reconditioned axles and tires to manufactured housing factories.

Housing Accessories: The Company provides skirting, siding, and other aftermarket accessories to manufactured housing dealers and contractors.

	Axle & Tire Reconditioning	Housing Accessories	Total
Three months ended Dec 31, 2003

Operating revenue	3,326	1,051	4,377
Operating income (loss)	53	(17)	36
Depreciation	36	15	51

Three months ended Dec 31, 2002

Operating revenue	3,787	1,131	4,918
Operating income (loss)	(1)	(1)	(2)
Depreciation	40	19	59

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

The Company has recycling and distribution locations in Emmett, Idaho; Woodland, California; Platteville, Colorado; and now Chehalis, Washington.  The Company’s recycling and distribution plant in Centralia, Washington was relocated to Chehalis in December 2003.  The Company also manufactures hanger parts in Eugene, Oregon which are used by the manufactured housing producers to attach axles to homes.  The Company operates in Arizona and New Mexico through NewCo Axle & Tire, L.L.C. (NewCo), a joint venture limited liability corporation.  NewCo is investigating opportunities in the Texas market as well.

Results of Operations

The manufactured housing industry continues to experience lower production levels as a result of more restrictive credit standards and a continuation of high levels of repossessions.  In the Company’s market area, manufactured housing shipments decreased 7 percent from the quarter ended December 31, 2002 to the quarter ended December 31, 2003 according to statistics from the National Conference of States on Building Codes and Standards.

The following table sets forth the operating data of the Company as a percentage of net sales for the periods listed below:

	Three Months Ended
	Dec 31, 2003	Dec 31, 2002

Axle and tire reconditioning sales	76.0%	77.0%
Accessories and siding sales	24.0	23.0
Gross margin	24.3	21.1
Selling expense	15.5	15.3
Administrative expense	8.0	5.8
Interest income (expense)	0.3	0.2
Other income (expense)	0.0	0.0

Net Sales

Net sales decreased 11 percent for the three months ending December 31, 2003 compared to the same quarter in 2002.  The decrease of $541,000 was a result of the closure of the Arizona location which had contributed $607,000 to net sales during the period in 2002.

This decrease was partially offset by increased overall sales volumes from the remaining operations of the Company.  The Arizona facility was closed in July of 2003.

Gross Margin

The Company’s gross margin increased 3 percent in the three months ending December 31, 2003  compared to the same quarter a year ago.  The gross margin was positively impacted by the elimination of the lower margin sales of the Arizona location combined with increased operating efficiencies at the California and Colorado facilities.

Selling, General and Administrative

Selling, general and administrative expenses decreased slightly for the period ending December 31, 2003 compared to the same period a year ago.  The decrease is a result of the elimination of overhead costs associated with the closure of the Arizona facility offset by increases in corporate administrative expenses as well as increased costs at the California facility.

Net Income

Net income for the quarter ending December 31, 2003 was $55,000 or $.012 per share compared to $6,000 or $.001 in the same period last year.  The increase was due to the elimination of operating losses incurred by the Company’s Arizona location and improved operating results at the California and Colorado facilities.

In June of 2003, the Company entered into a joint venture, NewCo Axle & Tire, L.L.C. (NewCo) with a 50 percent ownership interest and receives 40 percent of net income or losses.  NewCo engages in the axle and tire recycling business in Arizona and New Mexico, and is investigating opportunities in the Texas market. The Company recognized a net loss of $1,000 from NewCo for the period ending December 31, 2003.  The Company also receives rental income from equipment leased to the joint venture.

Liquidity and Capital Resources

The net decrease in cash during three months ended December 31, 2003 was $302,000.  Net cash used by operating activities during the quarter ended December 31, 2003 was $174,000 compared to $165,000 during the same period in 2002.  During the 2003 period, the Company  had positive net collections in accounts receivable that were offset by amounts paid down in accounts payable.  In the 2002 period, the Company used cash to purchase inventory and accounts receivable collection rates were not as positive.

Net cash used by investing activities was $128,000 during the three months ended December 31, 2003 while investing activities during the same period in 2002 provided cash of $12,000.  The Company invested  approximately $82,000 in construction in progress related to leasehold improvements made to  move the Centralia facility to the new Chehalis site in December of 2003.   The leasehold improvements are expected to be completed by the end of February 2004. In addition, the Company invested approximately $32,000 during the 2003 quarter in trailers and equipment to assist with increasing sales volumes at the Colorado facility as well as an additional $18,000 to purchase a truck with an expired lease agreement.

Although the Company used significantly more cash during the quarter ended December 31, 2003 compared to the same period in 2002,  the Company’s cash and cash equivalents increased by 25 percent.

The Company expects that cash flow from operations combined with the line of credit will be a sufficient source of liquidity to fund operations.  The Company has a $350,000 revolving credit facility that matures on March 31, 2004 and is secured by receivables and inventory.  The interest rate on the credit line is the prime rate plus 1 percent.  As of December 31, 2003, the Company has not borrowed on the line and is in compliance with all covenants.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is not required to provide this information pursuant to Item 305(e) of Regulations S-K.

Item 4.  Controls and Procedures

 (a)                               Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Nothing to report

Item 3. Defaults Upon Senior Securities

Nothing to report

Item 4. Submission of Matters to a Vote of Security Holders

Nothing to report

Item 5.           Other Information

Nothing to report

6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibit 31.1 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 The Company issued a Form 8-K on December 3, 2003.  The purpose for the filing was to furnish the press release dated December 3, 2003 announcing our financial results for the three and twelve months ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

T.J.T., INC.
Registrant

Date: February 13, 2004	By:/s//	Larry B. Prescott
Larry B. Prescott, Senior Vice President and Chief Financial Officer