Form 10-Q
period 2004-03-31
TJT INC
filed 2004-05-13
CIK 1002577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended

March 31, 2004

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

At March 31, 2004, the registrant had 4,504,939 shares of common stock outstanding.

T.J.T., INC.

Form 10-Q

March 31, 2004

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

T.J.T., INC.

BALANCE SHEETS

(Dollars in thousands)

	Mar. 31 2004	Sept. 30 2003

Current assets:
Cash and cash equivalents	$983	$1,072
Accounts receivable (net of allowance for doubtful accounts of $17 and $68)	965	1,336
Notes receivable	91	38
Inventories	2,605	2,566
Prepaid expenses and other current assets	153	107
Total current assets	4,797	5,119

Property, plant and equipment, net of accumulated depreciation	715	594

Notes receivable	313	323
Notes receivable from related parties	70	89
Real estate held for investment	318	341
Investment in joint venture	530	452
Other assets	173	174
Deferred tax asset	369	450
Total assets	$7,285	$7,542

Current liabilities:
Accounts payable	$680	$864
Accrued liabilities	354	549
Total current liabilities	1,034	1,413

Deferred income and other noncurrent obligations	81	79
Total liabilities	1,115	1,492

Shareholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 10,000,000 shares authorized; 4,504,939 shares issued and outstanding	5	5
Capital surplus	5,789	5,788
Retained earnings	376	257
Total shareholders’ equity	6,170	6,050
Total liabilities and shareholders’ equity	$7,285	$7,542

See accompanying notes to financial statements.

T.J.T., INC.

STATEMENTS OF OPERATION

(Dollars in thousands except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003

Sales (net of returns and allowances):
Axles and tires	$3,414	$3,638	$6,740	$7,425
Accessories and siding	923	933	1,974	2,064
Total sales	4,337	4,571	8,714	9,489

Cost of goods sold
Axles and tires	2,636	3,098	5,228	6,180
Accessories and siding	618	624	1,339	1,424
Total cost of goods sold	3,254	3,722	6,567	7,604

Gross profit	1,083	849	2,147	1,885

Selling, general and administrative expenses	1,094	1,141	2,122	2,179

Operating income (loss)	(11)	(292)	25	(294)

Interest income	11	12	25	25
Investment property income	(2)	23	29	23
Income from joint venture	79	—	78	—
Rental income	22	4	33	6
Other income	10	8	10	8

Income (loss) before taxes	109	(245)	200	(232)

Income taxes (benefit)	45	(90)	81	(83)

Net income (loss)	$64	$(155)	$119	$(149)

Net income (loss) per common share
Basic and fully diluted:
Continuing operations	$.01	$(.03)	$.03	$(.03)
Net income (loss)	$.01	$(.03)	$.03	$(.03)

Weighted average shares outstanding	4,504,939	4,504,939	4,504,939	4,504,939

See accompanying notes to financial statements.

T.J.T., INC.

STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in thousands)

For the six months ended March 31,	2004	2003
Cash flows from operating activities:
Net income (loss)	$119	$(149)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89	120
(Gain) loss on sale of assets	(39)	(32)
Equity earnings in joint venture	(78)	—
Stock compensation	1	—
Change in receivables	372	(106)
Change in inventory	(39)	(647)
Change in prepaid expenses and other current assets	(46)	(2)
Change in accounts payable	(184)	234
Change in taxes	81	(84)
Change in other assets and liabilities	(192)	(34)

Net cash provided (used) by operating activities	84	(700)

Cash flows from investing activities:
Additions to property, plant and equipment	(210)	(48)
Proceeds from sale of assets	10	8
Issuance of notes receivable	(10)	—
Payments on notes receivable	26	46
Land purchased for investment	(25)	—
Sale of land purchased for investment	36	99

Net cash provided (used) by investing activities	(173)	105

Net decrease in cash and cash equivalents	(89)	(595)
Cash and cash equivalents at October 1	1,072	767

Cash and cash equivalents at March 31	$983	$172

Supplemental information:
Interest paid	$1	$1
Sale of land by issuance of note receivable	35	120

See accompanying notes to financial statements.

T.J.T., INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE A – BASIS OF PRESENTATION

Unaudited Financial Statements

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of T.J.T., Inc. (the “Company”) and the results of operations and cash flows.  Certain reclassifications of prior quarter amounts were made to conform with current quarter presentation, none of which affect previously recorded net income.

Stock Options

The Company has a stock option plan which allows officers, directors and key employees of the company to receive non-qualified and incentive stock options.  The Company awarded 20,000 stock options to directors during the quarter ended March 31, 2004 with exercise prices ranging from $.70 to $.80.  No options were granted during the quarter ended December 31, 2003.  All options granted will become vested at a rate of 20 percent each year for a period of five years from the grant date.  As of March 31, 2004, 350,000 shares of stock were available for future option grants.

As of October 1, 2003, the Company adopted the fair value method of accounting for stock options contained in Statement of Financial Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation.  During the transition period, the Company will be utilizing the prospective method under SFAS No. 148 Accounting for Stock-Based Compensation — Transition and Disclosures.  Stock options granted subsequent to October 1, 2003 will be expensed over the stock option vesting period based on fair value which will be determined using the Black-Scholes option-pricing method at the date the options are granted.  Stock-based compensation for the six months ending March 31, 2004 was $634; the net of tax impact on the financial statements for the period was $380 and because of rounding is not added back to reported net income in the table below.

The following table illustrates the effect on net income (loss) and net income (loss) per common share as if the fair value method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share amounts)	Mar. 31, 2004	Mar. 31, 2003	Mar.31, 2004	Mar. 31, 2003

Net income (loss), as reported	$64	$(155)	$119	$(149)

Add: stock-based employee compensation expense included in reported net income, net of tax	—	—	—	—
Deduct: stock-based compensation expense determined under fair value method for all awards, net of tax	2	2	4	5

Pro forms net income (loss)	$62	$(157)	$115	$(154)

Earnings per share:
Basic – as reported	$.01	$(.03)	$.03	$(.03)
Basic - pro forma	$.01	$(.04)	$.03	$(.03)

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out and average cost methods) or market.

(Dollars in thousands)	Mar. 31, 2004	Sept. 30, 2003
Raw materials	$1,355	$1,284
Finished goods	1,250	1,282
Total	$2,605	$2,566

NOTE C – PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)	Mar. 31, 2004	Sept. 30, 2003
Land and building	$386	$386
Leasehold improvements	282	399
Furniture and equipment	1,179	1,153
Vehicles and trailers	1,089	1,060
	2,936	2,998
Less accumulated depreciation	2,221	2,404
Net property, plant and equipment	$715	$594

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

Axles and Tire Reconditioning: The Company provides reconditioned axles and tires to manufactured housing factories.

Housing Accessories: The Company provides skirting, siding, and other aftermarket accessories to manufactured housing dealers and contractors.

(Dollars in thousands)	Axle & Tire Reconditioning	Housing Accessories	Total

Three months ended Mar. 31, 2004

Operating revenue	$3,414	$923	$4,337
Operating income (loss)	84	(95)	(11)
Depreciation	25	13	38

Three months ended Mar. 31, 2003

Operating revenue	$3,638	$933	$4,571
Operating income (loss)	(198)	(94)	(292)
Depreciation	56	6	62

Six months ended Mar. 31, 2004

Operating revenue	$6,740	$1,974	$8,714
Operating income (loss)	128	(103)	25
Depreciation	61	28	89

Six months ended Mar. 31, 2003

Operating revenue	$7,425	$2,064	$9,489
Operating income (loss)	(199)	(95)	(294)
Depreciation	96	24	120

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

The Company has recycling and distribution locations in Emmett, Idaho; Woodland, California; Platteville, Colorado; and Chehalis, Washington.  The Company also manufactures hanger parts in Eugene, Oregon which are used by the manufactured housing producers to attach axles to homes.  The Company operates in Arizona and New Mexico through NewCo Axle & Tire, L.L.C. (“NewCo”), a joint venture limited liability corporation.  NewCo is investigating opportunities in the Texas market as well.

Results of Operations

The manufactured housing industry continues to experience lower production levels as a result of more restrictive credit standards and continuation of excessive repossessions.  In the Company’s market area manufactured housing shipments decreased four percent from the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003 according to statistics from the National Conference of States on Building Codes and Standards.  Company net sales declined eight percent during that same period; however, net sales for the 2003 quarter included sales from the Arizona facility, which was closed in June of 2003.

The following table sets forth the operating data of the Company as a percentage of net sales for the periods listed below:

	Three Months Ended		Six Months Ended
	Mar. 31, 2004	Mar. 31, 2003	Mar. 31, 2004	Mar. 31, 2003
Axle and tire reconditioning	78.7%	79.6%	77.3%	78.2%
Manufactured housing accessories and siding	21.3	20.4	22.7	21.8
Gross margin	25.0	18.6	24.6	19.9
Selling expense	16.5	16.8	16.0	16.0
Administrative expense	8.7	8.1	8.4	6.9
Interest income	0.3	0.3	0.3	0.3
Other income	0.2	0.2	0.1	0.1

Net Sales

Net sales declined $234,000 in the three months ending March 31, 2004, compared to the same quarter in 2003.  The five percent decline was a result of the closure of the Arizona location which contributed $782,000 of net sales during the 2003 period.  Net sales of the remaining locations increased $548,000 or 14 percent.

Sales for the six month period ending March 31, 2004, declined eight percent or $775,000 as compared to the same period a year ago.  The Arizona location contributed $1,390,000 in sales during the six months ending March 31, 2003.  Sales at the remaining locations increased $614,000 in the current period as compared to the same six month period in 2003 as a result of higher volume of axle and tire sales partially offset by an $85,000 decrease in sales of dealer accessory items.

Gross Profit

The Company’s gross profit increased six percent in the three month period and five percent in the six month period ending March 31, 2004, as compared to the same three and six month periods a year ago.  The closure of the Arizona facility in June 2003 positively impacted gross margin by approximately three percent in the quarter ending March 31, 2004 and two percent during the six months ending March 31, 2004.  Increased efficiency due to higher sales volumes of continuing operations was also a major contributor.

Selling, General and Administrative

Selling, general and administrative expense decreased by four and three percent during the three and six month periods of 2004 as compared to the same periods in fiscal year 2003.  The decrease was the result of reduced selling, general and administrative costs associated with the closure of the Arizona facility of $84,000 and $191,000 in the three month and six month periods respectively, which were partially offset by increased administrative expense at the California and Colorado locations, as well as increased corporate expense.

Net income

Net income for the quarter ending March 31, 2004, was $64,000 or $.01 per share compared to a loss of $155,000 or $.03 per share in the same period a year ago.  Net income for six months ending March 31, 2004, was $119,000 or $.03 per share compared to a loss of $149,000 or $.03 per share in the same period a year ago.  The increase was in part due to improved operating results at our California and Colorado locations.  The Company’s Arizona location had incurred losses prior to being closed in June 2003, which also contributed to the increase in net income for the six month 2004 period.

The Company recognized net income of $79,000 and $78,000 for three and six month periods ending March 31, 2004 associated with NewCo, the joint venture.  The Company entered into the joint venture with West States Recycling in June 2003 with a 50 percent ownership interest and receives 40 percent of the profit or loss.  In addition, the Company also receives rental income from equipment leased to the joint venture.

Liquidity and Capital Resources

The Company’s decrease in net cash for the six months ended March 31, 2004 was $89,000.  Operating activities for the period provided cash flow of $84,000 compared to $700,000 of cash used for operations in the same six month period a year ago.  The change from period to period is primarily due to less inventory being purchased, positive net collections in accounts receivable, and a significant decrease in health insurance costs as a result of changing from a self-insured plan to a traditional health plan.

Net cash used by investing activities was $173,000 during the six months ended March 31, 2004 while investing activities during the same period in 2003 provided cash of $105,000.  During the period the Company invested approximately $122,000 in leasehold improvements made to the Chehalis, Washington site and the Eugene, Oregon facility.  The Company invested approximately $55,000 during the six month period in trailers and equipment primarily to assist with increasing sales volumes at the Colorado facility.

The Company expects that cash flow from operations combined with the line of credit will be a sufficient source of liquidity to fund operations.  The Company has a $350,000 revolving credit facility with a financial institution secured by receivables and inventory.  As of March 31, 2004, the Company has not borrowed on the line and is in compliance with all loan covenants.   The Company renewed the $350,000 line of credit on March 31, 2004 with the same financial institution.  The interest rate on the credit line is the prime rate plus one percent.

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

Nothing to report

Item 3. Defaults Upon Senior Securities

Nothing to report

Item 4. Submission of Matters to a Vote of Security Holders

On February 17, 2004, the annual meeting of the shareholders was held.  Holders of common stock were asked to vote on the following:

To elect three Directors to serve until the annual meeting of shareholders in 2007, or until their successors are duly elected and qualified.  The shareholders elected the following Directors, with the votes indicated opposite each Director’s name:

	For	Against	Withheld

Susan M. Allison	4,323,922	—	33,050
Arthur J. Berry	4,323,922	—	33,050
Ulysses B. Mori	4,323,922	—	33,050

Item 5.      Other Information

Nothing to report

6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibit 31.1 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 The Company did not issue a Form 8-K during the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

T.J.T., INC.
Registrant

Date:	May 13, 2004	By:/s//	Larry B. Prescott
Larry B. Prescott, Senior Vice President and Chief Financial Officer