Form 10-Q
period 2004-06-30
TJT INC
filed 2004-08-16
CIK 1002577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended

June 30, 2004

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

At June 30, 2004, the registrant had 4,504,939 shares of common stock outstanding.

T.J.T., INC.

Form 10-Q

June 30, 2004

T.J.T., INC.

BALANCE SHEETS

(Dollars in thousands)

	June 30 2004	Sept. 30 2003
Current assets:
Cash and cash equivalents	$525	$1,072
Accounts receivable (net of allowance for doubtful accounts of $16 and $68)	1,507	1,336
Notes receivable	60	38
Inventories	2,799	2,566
Prepaid expenses and other current assets	119	107
Total current assets	5,010	5,119

Property, plant and equipment, net of accumulated depreciation	747	594

Notes receivable	228	323
Notes receivable from related parties	4	89
Real estate held for investment	317	341
Investment in joint venture	613	452
Other assets	243	174
Deferred tax asset	297	450
Total assets	$7,459	$7,542

Current liabilities:
Accounts payable	$740	$864
Accrued liabilities	385	549
Total current liabilities	1,125	1,413

Deferred income and other noncurrent obligations	53	79
Total liabilities	1,178	1,492

Shareholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 10,000,000 shares authorized; 4,504,939 shares issued and outstanding	5	5
Capital surplus	5,790	5,788
Retained earnings	486	257
Total shareholders’ equity	6,281	6,050
Total liabilities and shareholders’ equity	$7,459	$7,542

See accompanying notes to financial statements.

T.J.T., INC.

STATEMENTS OF OPERATION

(Dollars in thousands except per share amounts)

	Three Months Ended June 30		Nine Months Ended June 30
	2004	2003	2004	2003

Sales (net of returns and allowances):
Axles and tires	$3,706	$3,980	$10,446	$11,405
Accessories and siding	1,524	1,147	3,498	3,211
Total sales	5,230	5,127	13,944	14,616

Cost of goods sold
Axles and tires	2,889	3,232	8,117	9,412
Accessories and siding	1,080	795	2,419	2,219
Total cost of goods sold	3,969	4,027	10,536	11,631

Gross profit	1,261	1,100	3,408	2,985

Selling, general and administrative expenses	1,204	1,019	3,326	3,198

Operating income (loss)	57	81	82	(213)

Interest income	23	12	48	37
Investment property income (expense)	8	(1)	37	28
Undistributed equity interest in joint venture income	83	12	161	12
Rental income	8	9	41	14
Other income	3	9	13	17

Income (loss) before taxes	182	122	382	(105)

Income taxes (benefit)	72	50	153	(33)

Net income (loss)	$110	$72	$229	$(72)

Net income (loss) per common share
Basic and fully diluted:
Continuing operations	$.02	$.02	$.05	$(.02)
Net income (loss)	$.02	$.02	$.05	$(.02)

Weighted average shares outstanding	4,504,939	4,504,939	4,504,939	4,504,939

See accompanying notes to financial statements.

T.J.T., INC.

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the nine months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$229	$(72)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	131	174
Change in deferred income taxes	153	16
Gain on sale of assets	(13)	(41)
Gain on sale of investment property	(29)
Equity earnings in joint venture	(161)	(12)
Stock compensation	2	—
Change in receivables	(161)	(40)
Change in inventories	(233)	(382)
Change in prepaid expenses and other current assets	(12)	(13)
Change in accounts payable	(124)	257
Change in other assets and liabilities	(239)	(26)
Net cash used by operating activities	(457)	(139)

Cash flows from investing activities:
Additions to property, plant and equipment	(284)	(74)
Proceeds from sale of assets	13	17
Issuance of notes receivable	(10)	—
Payments on notes receivable	180	60
Investment in joint venture	—	(120)
Land purchased for investment	(25)	0
Sale of land purchased for investment	36	99
Net cash used by investing activities	(90)	(18)

Net decrease in cash and cash equivalents	(547)	(157)
Beginning cash and cash equivalents	1072	767

Ending cash and cash equivalents	$525	$610

Supplemental information:
Interest paid	$1	$1
Income taxes paid, net of refunds	11	—
Noncash transactions:
Sale of land by issuance of note receivable	41	120
Inventory invested in joint venture	—	259
Discount on investment property payoff	19	—

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

Stock Options

The Company has a stock option plan which allows officers, directors and key employees to receive non-qualified and incentive stock options.  During the three month period ending June 30, 2004, the Company awarded 5,000 stock options to a director with an exercise price of $.70 and retired 35,000 stock options previously issued to directors with exercise prices ranging between $.39 and $2.00 per share.  The Company awarded 20,000 stock options to directors during the quarter ended March 31, 2004 with exercise prices ranging from $.70 to $.80.  No options were granted during the quarter ended December 31, 2003.  All options granted will become vested at a rate of 20 percent each year for a period of five years from the grant date.  As of June 30, 2004, 380,000 shares of stock were available for future option grants.

As of October 1, 2003, the Company adopted the fair value method of accounting for stock options contained in Statement of Financial Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation.  During the transition period, the Company will be utilizing the prospective method under SFAS No. 148 Accounting for Stock-Based Compensation – Transition and Disclosures.  Stock options granted subsequent to October 1, 2003 will be expensed over the stock option vesting period based on fair value which will be determined using the Black-Scholes option-pricing method at the date the options are granted.  Stock-based compensation for the quarters ending June 30 and March 31 of fiscal 2004 was $792 and $634, respectively.  The net of tax impact on the financial statements in the nine month period ended June 30, 2004 was $856.  The net of tax impact for the three months ending June 30, 2004 was $475, which is not included in the table below due to rounding.

The following table illustrates the effect on net income (loss) and net income (loss) per common share as if the fair value method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share amounts)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income (loss), as reported	$110	$72	$229	$(72)
Add: stock-based employee compensation expense included in net income, net of tax	—	—	1	—
Deduct: stock-based compensation expense determined under fair value method for all awards, net of tax	2	2	6	6
Pro forma net income (loss)	$108	$70	$224	$(78)

Earnings per share:
Basic – as reported	$.02	$.02	$.05	$(.02)
Basic – pro forma	$.02	$.02	$.05	$(.02)

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out and average cost methods) or market.

(Dollars in thousands)	June 30, 2004	Sept. 30, 2003
Raw materials	$1,249	$1,284
Finished goods	1,550	1,282
Total	$2,799	$2,566

NOTE C – PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)	June 30, 2004	Sept. 30, 2003
Land and building	$393	$386
Leasehold improvements	285	399
Furniture and equipment	1,222	1,153
Vehicles and trailers	1,095	1,060
	2,995	2,998
Less accumulated depreciation	2,248	2,404
Net property, plant and equipment	$747	$594

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

Axles and Tire Reconditioning: The Company provides reconditioned axles and tires to manufactured housing factories.

Housing Accessories: The Company provides skirting, siding, and other aftermarket accessories to manufactured housing dealers and contractors.

(Dollars in thousands)	Axle & Tire Reconditioning	Housing Accessories	Total
Three months ended June 30, 2004

Operating revenue	3,706	1,524	5,230
Operating income (loss)	97	(40)	57
Depreciation	27	14	41

Three months ended June 30, 2003

Operating revenue	3,980	1,147	5,127
Operating income (loss)	72	9	81
Depreciation	39	15	54

Nine months ended June 30, 2004

Operating revenue	10,446	3,498	13,944
Operating income (loss)	224	(143)	81
Depreciation	98	33	131

Nine months ended June 30, 2003

Operating revenue	11,405	3,211	14,616
Operating income (loss)	(127)	(86)	(213)
Depreciation	139	35	174

The Company does not assign interest income, interest expense, other expenses or income taxes to operating segments. Identifiable assets and related capital expenditures are assigned to operating locations rather than operating segments, with depreciation allocated to the segments based upon usage.

The Arizona facility, which was closed in June of 2003, primarily reconditioned axles and tires.

NOTE F - CREDIT AGREEMENTS

The Company renewed a $350,000 revolving credit facility that matures on March 31, 2005 and is secured by receivables and inventory.  The interest rate on the credit line is the prime rate plus one percent.  As of June 30, 2004, the Company has not borrowed on the line and is in compliance with the covenants.

NOTE G - RELATED PARTY

The Company has 50 percent ownership interest in NewCo Axle & Tire, L.L.C., a joint venture with West States Recycling, Inc., and will receive 40 percent of the future net profits.  The Company accounts for its investment in NewCo under the equity method and recognized $161,000 of income related to the joint venture during the nine month period ended June 30, 2004.  The Company also received rental income from NewCo for equipment leased to the joint venture of approximately $21,000.  During the nine month period ended June 30, 2004, the Company recorded sales of $92,000 to NewCo and purchases of $8,000 from NewCo.  On June 30, 2004, the NewCo receivable was $48,000.  The majority of the receivable is a result of sales that occurred in June of 2004.

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

The Company has recycling and distribution locations in Emmett, Idaho; Woodland, California; Platteville, Colorado; and Chehalis, Washington.  The Company also manufactures hanger parts in Eugene, Oregon which are used by the manufactured housing producers to attach axles to homes.  The Oregon facility also sells housing and accessory products.  The Company operates in Arizona and New Mexico through NewCo Axle & Tire, L.L.C. (“NewCo”), a joint venture limited liability corporation.

Results of Operations

Nationally, the manufactured housing industry continues to experience modest declines in production levels as a result of more restrictive credit standards and excessive repossessions.  In the Company’s market area, manufactured housing shipments increased three percent in the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003 according to statistics from the National Conference of States on Building Codes and Standards.  Company net sales increased two percent during that same period; however, net sales for the 2003 quarter included sales from the Company’s Arizona facility, which was closed in June of 2003.  Excluding the April, May and June 2003 Arizona sales, net sales for the Company increased 14 percent during the three month period ending June 30, 2004.

The following table sets forth the operating data of the Company as a percentage of net sales for the periods listed below:

	Three Months Ended		Nine Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Axle and tire reconditioning	70.9%	77.6%	74.9%	78.0%
Manufactured housing accessories and siding	29.1	22.4	25.1	22.0
Gross margin	24.1	21.5	24.4	20.4
Selling expense	14.4	13.7	15.4	15.2
Administrative expense	8.6	6.2	8.4	6.7

Net Sales

Net sales increased two percent or $103,000 for the three months ending June 30, 2004 compared to the same period a year ago.  The Company closed its Arizona location in June of 2003, which contributed sales of $531,000 in the 2003 quarter.  The three month comparison for sales from the remaining locations shows an increase of $634,000 or 14 percent.

Sales for the nine months ending June 30, 2004 decreased $72,000, or five percent, as compared to the same period in 2003. The Arizona location contributed $1,921,000 of sales during the first six months of fiscal year 2003 prior to being closed.  Excluding the 2003 sales from Arizona, net sales increased 10 percent or $1,245,000.  This increase in net sales of the remaining locations was primarily due to a higher volume of sales in both segments of business;  during the nine month period ending June 30, 2004, axle and tire sales increased 10 percent while dealer and accessories sales increased 9 percent from the same period last year.

Gross Profit

The Company’s gross profit increased $160,000 or 16 percent during the three months ended June 30, 2004 compared to the same period a year ago.  The Arizona location contributed negative gross profit in the 2003 three month period of $19,000.

Gross profit for the Company during the nine month period ending June 30, 2004 increased to $423,000 or 14 percent as compared to the same period in 2003. The negative gross profit generated by the Arizona facility during the nine month period in 2003 was $82,000.

Gross profit margin increased to 24 percent for both the three and nine month periods in fiscal period ended June 30, 2004 compared to 22 percent and 20 percent in the same 2003 periods due to increases in sales volumes of the higher margin dealer accessories products.

Selling, General and Administrative

Selling, general and administrative expense increased 18 percent, or $185,000, during the three month period ending June 30, 2004 compared to the same period in 2003.  The increase for the nine month period ending June 30, 2004 compared to the same period a year ago was four percent, or $128,000. The increases in both period comparisons were partially a result of wage changes as well as bonus accruals during the 2004 period that had not been accrued in June of 2003 due to the net loss.  Other factors contributing to the increases include costs related to updating the Company’s information systems and accounting software, as well as higher selling expenses at the corporate level and at the Idaho and California locations attributable to efforts associated with improving the dealer accessories segment sales.

Net income

Net income for the quarter ending June 30, 2004 was $110,000, a 53 percent increase compared to the same three month period in 2003.  The joint venture, NewCo, began operating in June of 2003 generating only $12,000 of net income versus the $83,000 contributed to net income during the three months of operation in the 2004 quarter ended June 30.

Net income for the nine month period ended June 30, 2004 increased $301,000, or $.07 per share, compared to the same period a year ago due to increased sales of higher margin accessory products, nonoperating income from the joint venture, interest related to notes receivable, and rental income.  The Company’s Arizona location had incurred losses of $77,000 prior to closing in June 2003, which also contributed to the increase in net income for the nine month 2004 period.

Liquidity and Capital Resources

The Company’s decrease in net cash for the nine months ended June 30, 2004 was $547,000.  Operating activities for the period used cash flow of $457,000 compared to $139,000 of cash used for operations in the same nine month period a year ago.  The change from period to period is primarily due to increases in the housing and accessories inventory levels as a result of adding new product lines and changing suppliers of certain tie down accessories.

Net cash used by investing activities was $90,000 during the nine months ended June 30, 2004 while investing activities during the same period in 2003 used cash of $18,000.  During the first and second quarters of 2004, the Company invested approximately $122,000 in leasehold improvements made to the Chehalis, Washington site and the Eugene, Oregon facility.  The Company also invested approximately $103,000 during the nine month period in trucks, trailers and equipment primarily to assist with increasing sales volumes.  The Company also invested $27,000 in necessary upgrades to the information system and accounting software during June of 2004.  The additions to property, plant and equipment were offset by amounts received as pay off of notes receivables.

The Company expects that cash flow from operations combined with the line of credit will be a sufficient source of liquidity to fund operations.  The Company has a $350,000 revolving credit facility with a financial institution secured by receivables and inventory.  The interest rate on the credit line is the prime rate plus one percent. As of June 30, 2004, the Company has not borrowed on the line and is in compliance with all loan covenants.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is not required to provide this information pursuant to Item 305(e) of Regulation S-K.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily is required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer concluded that, based upon the evaluation of management, the Company’s disclosure controls and procedures were effective.  Subsequent to the date of this evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, and no corrective actions have been needed or taken with regard to significant deficiencies or material weaknesses in such controls.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Nothing to report.

Item 2. Changes in Securities

Nothing to report

Item 3. Defaults Upon Senior Securities

Nothing to report

Item 4. Submission of Matters to a Vote of Security Holders

Nothing to report

Item 5.  Other Information

On November 11, 2003, the Company adopted an Executive Officers’ Code of Ethics pursuant to Item 406 of Regulations S-K.  The Code of Ethics is available free of charge by calling 1-800-458-3555.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibit 31.1 Certification Pursuant to 18 U.S.C Section 1350.

Exhibit 31.2 Certification Pursuant to 18 U.S.C. Section 1350.

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350.

(b)                                 On May 17, 2004, the Company filed Form 8-K for Item 4, Changes in Registrant’s Certifying Accountant, to announce that the Company’s Audit Committee engaged Moss

Adams LLP as independent auditor, replacing Balukoff Lindstrom & Co., effective May 11, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

T.J.T., INC.
Registrant

Date: August 16, 2004	By:	/s/Larry B. Prescott
Larry B. Prescott, Senior Vice President and Chief Financial Officer