Form 10-K
period 2004-09-30
TJT INC
filed 2004-12-29
CIK 1002577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended September 30, 2004

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

Registrant’s revenues for the fiscal year ended September 30, 2004 were $19,701,243.

As of December 17, 2003, there were 4,504,939 shares of the registrant’s $.001 par value common stock outstanding.  Based on the stock’s closing price of $.76 on December 17, 2004, non-affiliated market value was approximately $1,789,600.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be dated on or after January 17, 2005, for use in connection with the annual meeting of stockholders to be held on February 22, 2005, are hereby  incorporated by reference into Part III of the Form 10-K.

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

ITEM 1.  BUSINESS

The Company

T.J.T., Inc., an Idaho corporation, was established in 1977. T.J.T., Inc. merged with and into T.J.T., Inc., a Washington corporation on December 13, 1994.  The Company’s corporate office is located at 843 N. Washington Street, Emmett, Idaho 83617.  Information about the Company is available on the internet at www.tjt-inc.com.  Information contained or referenced on our website is not incorporated by reference and does not form a part of this Annual Report on Form 10-K.  Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and the Executive Officers’ Code of Ethics are available free of charge by calling 1-800-458-3555.

The Company has recycling and distribution locations in Emmett, Idaho; Woodland, California; Chehalis, Washington; and Platteville, Colorado.  The Company also manufactures hanger parts in Eugene, Oregon which are used by the manufactured housing producers to attach axles to homes.  The Company maintained a sales office in Salem, Oregon and a recycling and distribution plant in Phoenix, Arizona until June of 2003 when both locations were closed.  The Company operates in Arizona, New Mexico, Kansas, and southern California through NewCo Tire and Axle, L.L.C. (NewCo), a joint venture established in June 2003.

The Company has two business lines: repairing and reconditioning axles and tires for the manufactured housing industry, and distribution of after-market accessory products to manufactured housing dealers and set-up contractors, as well as siding to on-site house builders.

Recent Events

The manufactured housing industry recovery that began in 2004 was preceded by several years of decreases in manufactured housing production due to extensive repossessions and decreased consumer demand resulting from tightened credit standards.  In 2004, production in the Company’s thirteen state market area increased by two percent from fiscal 2003 according to statistics from the Institute for Building Technology and Safety, Inc., a non-profit governmental organization providing independent evaluations, research, and technical assistance to federal government agencies and formally known as National Conference of States on Building Codes and Standards.

In January 2004, the property lease for the Centralia, Washington facility expired.  Therefore, in December 2003, the Washington facility was moved to a new location in Chehalis, Washington.  The Company entered into a lease with option to purchase agreement in August 2003.  The Company may execute the purchase option at any time prior to the expiration of the lease.    Leasehold improvements of approximately $99,000 were made to the property.

In June 2003, the Company entered into a joint venture, NewCo, with West States Recycling, Inc.  NewCo engages in the manufactured housing axle and tire recycling business in the Arizona and New Mexico, Kansas, and southern California market areas with plans to expand into other market areas.  The Company has a 50 percent ownership interest, and under the terms of the joint venture, the Company will receive 40 percent of  net profits or losses.  In addition, the Company leases trucks and equipment to the joint venture.

Axle and Tire Reconditioning

The Company buys used axles and tires from manufactured housing dealers throughout the western United States.  The axles and tires are detached from the manufactured homes when they are placed on a pad or foundation upon sale and delivery of the manufactured home by the dealer or third party.  The Company also buys used axles and tires from independent brokers.

In accordance with criteria set forth in The Federal Manufactured Housing Construction and Safety Standards, Section 3280.904(b), more commonly known as “The HUD Code,” after each use the axles are dismantled, cleaned, inspected, and rebuilt as necessary.  This is done in compliance with recycling guidelines and quality assurance programs established and administered by independent third party listing companies.  Approximately 30 axles are rebuilt for each eight man-hour shift.  Tires are graded and repaired.  Axles and tires are then sold to manufactured housing factories.  Each axle and tire assembly is used and recycled approximately three times a year.  The tires and axles are sold principally to manufactured housing factories and are delivered to their sites.

Sales of reconditioned axles and tires represented 74 percent, 77 percent, and 76 percent of total revenues for the years ended September 30, 2004, 2003, and 2002, respectively.

Accessories and Siding Distribution

The Company sells manufactured housing accessories such as vinyl skirting, piers, and other ancillary products to manufactured housing dealers and set-up contractors.  The Company sells vinyl siding to the site-built housing market.  In 2004, the Company began selling metal buildings under the accessories and siding distribution segment.

Sales of accessories and siding represented 26 percent, 23 percent, and 24 percent of total revenues for the years ended September 30, 2004, 2003, and 2002, respectively.

Regulatory Matters

Department of Transportation (DOT) regulations govern the maximum per tire load limit for tires used in the transportation of manufactured homes, which in turn dictates the number of axles required for the transport of these homes.  Approximately seven axles are required for transport of the average manufactured home.  Department of Housing and Urban Development (HUD) regulations require each axle to be reconditioned prior to every use by a certified recycler, and further require periodic inspections of the recycling facilities by an approved third party inspector.  Future changes in DOT or

HUD rules and regulations may impact the demand for the Company’s axle and tire reconditioning services.

Target Market and Supply

The Company’s target market is the manufactured housing industry and the site-built construction industry.  The Company sells to manufactured housing factories, manufactured housing dealers, set-up contractors, and site-built contractors and remodelers.  The Company’s major customers are manufactured housing factories.  Three manufacturers collectively represented more than 40 percent of total sales during 2004:

Oakwood/Clayton Homes Corporation	15 percent
Fleetwood Enterprises, Inc.	15 percent
Champion Homes	10 percent

The Company has no one vendor or broker that supplies more than 10 percent of axle and tire purchases.  It has one supplier of accessory products, D-Mac, that supplies 11 percent of total accessory products purchased by the Company.

Competition

The Company operates in Idaho, Oregon, Washington, California, Colorado, Utah, Nevada, Montana, Wyoming, Minnesota, Nebraska, North Dakota, and South Dakota.  The Company also operates in Arizona, New Mexico, Kansas, and southern California through its joint venture, NewCo Tire and Axle, L.L.C.

Axles and Tires

In the Company’s thirteen-state market area, price competition is intense for both the purchase and sale of axles and tires. The Company has two major competitors within its market area.  Barriers to entry are low for the axle and tire business, which could result in additional major competitors.

An injunction was granted in January of 2002 prohibiting certain former employees and directors of the Company (the Bradley Group) from competing against the Company’s axle and tire business as well as the housing accessories business.  The injunction expired on January 1, 2004.  Therefore, the Bradley Group is now competing with the Company in the Oregon and Washington market areas.

The Company believes it has greater financial resources, a larger geographical presence, and a better reputation for quality, honesty, reliability, and service than its competitors.  The Company believes its competitors have a lower cost structure that enables them to acquire market share where price is the customers’ primary concern.

All competitors are believed to be privately held companies having between one and twenty-five employees.  The Company estimates that it has a 64 percent market share, and is roughly two times larger than its largest competitor.  Since the Company is the only company with readily discernable revenues and industry totals are unknown, estimating market share involves extrapolating numerous estimates and results in a market share number subject to questionable accuracy.

The Company also competes in the Arizona, New Mexico, Kansas, and southern California markets through a joint venture, NewCo Tire & Axle, L.L.C. (NewCo) which was formed in July of 2003.  The Company believes there are two major competitors in the joint venture’s market area.

Accessories and Siding

The Company competes for accessory, siding, and metal building sales with building materials distributors and manufactured housing wholesale suppliers which are numerous in all of the Company’s market areas.

The Company competes with numerous competitors for accessories and siding sales with availability and price being the principal methods of competition.  The Company believes it has lower prices than local stores providing immediate access to accessories, and higher prices than regional distributors that provide two to fourteen day access.    The Company also offers engineered custom metal buildings while providing local customer service and installation assistance.

Industry Overview

Production of manufactured housing in the Company’s market area increased two percent from 2003 to 2004 after several years of decline.  Shipments of manufactured homes increased three percent as well.  The manufactured housing production and shipment indicators were obtained from the Institute for Building Technology and Safety, Inc., formally known as the National Conference of States on Building Codes and Standards.  The Company expects to see market conditions remain static in 2005 or to see slight increases similar to those experienced in fiscal 2004.

Personnel

The Company had a total of 101 employees as of September 30, 2004.  None of the Company’s employees are members of a union.

ITEM 2.  PROPERTIES

The two properties owned by the Company are a warehouse in Emmett, Idaho, and a processing facility in Platteville, Colorado.  The Magna, Utah property, previously owned and used as a small sales office by the Company, was sold in 2003.

The Company leases four properties located in Idaho, California, Washington, and Oregon.  Property located in Emmett, Idaho is leased from two related parties, T.J.T. Enterprises and Sheldon-Homedale Family, L.P.  The property located in Centralia, Washington was leased through January 1, 2004.  The recycling and distribution center located in Centralia is now operated at a facility leased in Chehalis, Washington.  The property previously leased for the Phoenix, Arizona facility was subleased until the lease expired in January of 2004.  The property leased and located in Eugene, Oregon is only utilized for manufacturing hanger parts and sales of accessories.  All properties are adequate and suitable for the needs of the location and are being fully utilized.

ITEM 3. LEGAL PROCEEDINGS

The Company has no material legal proceedings to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Shareholders were not asked to vote on any matters during the quarter ended September 30, 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

The schedule below shows the names and certain information regarding all of the executive officers of TJT as of September 30, 2004.  Each executive officer has a one-year term of office.

Name	Age	Position
Terrence J. Sheldon	62

President, Chief Executive Officer, Chairman of the Board of Directors, Trustee of the Company’s 401(k) Profit Sharing Plan, Chairman of the Directors Compensation Committee and Member of the Directors Executive Committee

Larry B. Prescott	56	Senior Vice President, Chief Financial Officer and Treasurer, Member of the Board of Directors, Trustee of the Company’s 401(k) Profit Sharing Plan, Secretary of the Directors Executive Committee

Cindy M. Truchot	33	Vice President and Controller

John W. Eames II	63	Vice President and Corporate Secretary and non-voting Secretary of the Directors Audit Committee

Terrence J. Sheldon - Mr. Sheldon is the founder and principal stockholder of the Company and has served as President since October 1986 and Chief Executive Officer since 1994.

Larry B. Prescott – Mr. Prescott has served as Senior Vice President, Chief Financial Officer and Treasurer since January 1999.  Previously, he served as Vice President and Portfolio Manager at U.S. Bancorp in Portland.  Mr. Prescott received a B.A. in Business from Boise State University.

Cindy M. Truchot – Ms. Truchot is a CPA and has served as Vice President and Controller since February 2002.  Previously, she served as Controller of a privately owned technology based company as well as serving several years in the public accounting sector.  Ms. Truchot received a B.S. in Business Administration, accounting emphasis, from Idaho State University.

John W. Eames III - Mr. Eames has served the Company in various positions since 1991.  He was appointed Corporate Secretary in August 2001, an Executive Officer in August 2002, and a Vice President in February of 2004.   Previously, Mr. Eames served as National Sales Manager for a log home manufacturer in Idaho and held several management positions with Boise Cascade Corporation’s Housing Division.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is registered on the OTC Bulletin Board under the symbol “AXLE”. The table below shows the high and low sales prices of the Common Stock for each of the last eight fiscal quarters:

	Quarter Ended 9/30/04	Quarter Ended 6/30/04	Quarter Ended 3/31/04	Quarter Ended 12/31/03

Common Stock:
High	$.80	$.80	$.90	$.95
Low	.63	.64	.60	.46
Quarter-end	.70	.72	.71	.90

	Quarter Ended 9/30/03	Quarter Ended 6/30/03	Quarter Ended 3/31/03	Quarter Ended 12/31/02

Common Stock:
High	$.51	$.62	$.58	$.45
Low	.33	.32	.27	.22
Quarter-end	.51	.35	.51	.27

The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

The table below shows the approximate number of holders of record of the Company’s Common Stock at December 17, 2004:

Title of Class	Number of registered owners
Common Stock, $.001 par value	573

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

ITEM 6.  SELECTED FINANCIAL DATA

	Fiscal Year Ended September 30
	2004	2003	2002	2001	2000

Operating data:
Sales	$19,701	$19,728	$20,386	$21,219	$26,881
Cost of goods sold	14,881	15,481	16,072	16,939	22,502
Selling, general and administrative expenses	4,669	4,259	4,709	4,840	5,957
Impairment loss	—	—	—	—	847
Cumulative effect of accounting change, net of tax	—	—	(748)	—	—

Net income(loss)	397	132	(887)	(242)	(1,720)

Share data
Net income (loss)	.09	.03	(.20)	(.05)	(.38)
Weighted average shares outstanding	4,504,939	4,504,939	4,504,939	4,504,939	4,516,605

Balance sheet data:
Cash and cash equivalents	843	1,072	767	329	54
Current assets	5,346	5,119	4,706	4,589	6,102
Property, plant & equipment, net	728	594	699	952	1,320
Total assets	7,703	7,542	6,990	8,005	10,117
Current liabilities	1,196	1,413	989	1,070	2,921
Long-term liabilities	57	79	83	130	149
Shareholders’ equity	6,450	6,050	5,918	6,805	7,047

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-K contains certain forward-looking statements which are based on management’s current expectations.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” and other expressions that indicate future events and trends identify forward-looking statements. The forward-looking statements such as those made in “Company Strategy” regarding growth for the housing accessories segment and new product development, as well as comments made in “Overview” regarding expansion of NewCo market areas are subject to certain risks and uncertainties.  Additional risk factors identified by the Company that could cause actual results to differ substantially from the forward-looking statements include, but are not limited to, general economic conditions, availability of financing for both manufactured home buyers and suppliers, real estate values, adverse weather conditions, the economic viability of our customers and vendors, and availability of qualified employees.  In addition, industry conditions that may have an adverse impact on future results include, but are not limited to, low barriers of entry, changes and/or enforcement in legislation or regulations, and competitive pressure on both the purchasing of used axles and tires from manufactured housing dealers and the selling of refurbished axles and tires to manufactured housing factories. The Management’s Discussion and Analysis should be read in conjunction with the Financial Statements and accompanying notes for the year ended September 30, 2004.  All period references are to the Company’s fiscal periods unless otherwise indicated.

Overview

T.J.T., Inc. has two business lines: axle and tire reconditioning, and accessories and siding distribution.

Axle and tire reconditioning sales represent approximately 74 percent of consolidated sales.  Axles and tires are purchased from manufactured homes dealers and reconditioned in four locations in the western United States.  After axles are reconditioned and certified and tires are inspected and graded, they are sold primarily to manufactured housing factories.

Axle and tire reconditioning is performed at the Company’s locations in Emmett, Idaho;  Chehalis, Washington; Woodland, California; and Platteville, Colorado.  The Company maintains a manufacturing facility in Eugene, Oregon which manufactures metal hanger parts for attaching axles to manufactured homes and frame components used on manufactured home chassis, and sells dealer accessories items.

The Company sells accessories to manufactured home dealers and set-up contractors from all its locations.  The major product lines are vinyl skirting, piers, and related products through the Company’s distribution channels which comprise approximately 650 dealers.  The Company also sells vinyl siding to the site-built construction industry out of its Emmett location.  In 2004 the Company began selling metal buildings primarily to agricultural markets and registered the trade name Anchor Metal Buildings.

The Company is a 50 percent owner in a joint venture limited liability corporation, NewCo Tire & Axle, L.L.C. (NewCo), which operates an axle and tire reconditioning facility in Arizona and services the Arizona, New Mexico, Kansas and parts of southern California market areas.  Plans for expansion into other market areas are currently underway.   The Company accounts for the joint venture using

the equity method and does not consolidate the income as the investment does not meet the criteria for consolidation outlined in the Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51. The Company recognized $224,000 of undistributed earnings related to its investment in the joint venture, which contributed more than 20 percent to net income for the Company as a whole.  Separate financial statements of NewCo will be filed as an Exhibit in Item 15 of an amended Form 10-K within 90 days following the joint venture’s year end, which is October 31, 2004.

Results of Operations

During 2004, the manufactured housing industry experienced an increase in shipments of approximately three percent in the Company’s market area according to the Institute for Building Technology and Safety, Inc., formally known as National Conference of States on Building Codes and Standards.   The Company’s sales for the same period reflect a decrease of only .1 percent.  The Company’s ongoing operations increased its market share from 2003 to 2004 by 11 percent after excluding $1.9 million of sales generated in the first half of 2003 by the Company’s Arizona facility.

The 2004 fiscal period reflects operating profit for each location compared to losses in 2003 in Colorado and Arizona.  The following table summarizes the Company’s revenues and expenses by major categories as a percent of sales for 2004, 2003 and 2002:

	Fiscal years ended September 30
	2004	2003	2002

Axle and tire reconditioning	73.6%	77.1%	76.5%
Manufactured housing accessories and siding	26.4	22.9	23.5
Gross margin	24.5	21.5	21.2
Selling expense	14.9	14.8	15.9
Administrative expense	8.8	6.8	7.2
Interest income, net of expense	.3	.3	.2
Other expense	.1	.1	.1

	2004	2003	2002
Axles and Tires:
Net sales	$14,502	$15,215	$15,594
Cost of goods	11,312	12,332	12,690
Gross profit	3,190	2,883	2,904
Selling, general administrative expense	2,870	2,812	2,908
Operating income (loss)	320	71	(4)

Accessories and Siding:
Net sales	5,199	4,513	4,792
Cost of goods	3,569	3,149	3,382
Gross profit	1,630	1,364	1,410
Selling, general administrative expense	1,799	1,447	1,801
Operating income (loss)	(169)	(83)	(391)

Net Sales

Net sales were virtually the same in 2004 as compared to 2003.  In 2004, sales generated from the dealer accessories and siding segment increased 15 percent from 2003 while sales from the axles and tires segment declined five percent during the same period.  However, the Company’s Arizona facility, which was closed mid-year in 2003, generated $1.9 million of sales to the axle and tire segment in fiscal 2003.  Axle and tire sales generated by locations operating in both 2004 and 2003 increased by eight percent.  Therefore, sales volumes of the Company’s five remaining locations in 2004 largely offset the loss of the 2003 Arizona sales.

Net sales during 2003 declined by three percent compared to the same period in 2002 primarily due to the closure of the Arizona location during the 2003 fiscal year.  Increases in sales of axles and tires at the Platteville, Colorado facility partially offset the decrease in Arizona sales.

Gross Margin

The Company’s gross profit margin increased three percent in 2004 compared to 2003.  Gross margin was positively impacted by higher sales prices for axles and tires, lower purchase costs of used tires, and the elimination of lower margin sales generated by the Phoenix, Arizona facility which was closed in July 2003.  In addition, higher margin sales of the accessories and siding segment increased 15 percent in 2004 compared to 2003.

The Company’s gross margin increased .4 percent in 2003 compared to 2002 as a result of higher selling prices of axles and tires in the final quarter of 2003, which were offset by the lower margin sales at the Arizona facility.  The Arizona location operated for the first nine months of 2003 but was in operation for the entire year of 2002.

Selling, General, and Administrative

In 2004, selling, general and administrative expenses for the Company increased by 10 percent compared to 2003.  The increase is primarily due to higher selling expenses associated with expansion of the dealer accessories product line and performance based incentive pay offset by elimination of overhead expense associated with the Arizona location incurred during the first three quarters of 2003.

Selling, general and administrative expenses decreased by almost 10 percent in 2003 compared to 2002 primarily due to a significant reduction of legal fees associated with prior year legal proceedings and a reduction of overhead expenses as a result of closing the Arizona location in July of 2003.

Net Income

Net income tripled in 2004 increasing to $397,000 compared to $132,000 in 2003.  Higher margins generated from an increase in higher margin accessories sales along with higher selling prices and lower purchase costs in the axle and tire segment increased gross profit by $573,000 in 2004 compared to 2003.  All locations open in 2004 operated at a profit.  The 2003 gross profit reflects losses of $98,000 related to the Phoenix, Arizona facility.  The increased margins were offset by higher selling, general and administrative expenses resulting from increased sales personnel related to expanding the dealer accessory and after market business and incentive compensation for performance based bonus plans.

The Company also recognized $224,000 of undistributed income in 2004 and $63,000 in 2003 from its interest in NewCo.   Rental income received for equipment leased to the joint venture in 2004 was $26,000 compared to $16,000 received in the four months during operation in 2003.

Net income for fiscal period 2003 was $132,000 compared to a loss of $139,000 before the cumulative effect of implementing SFAS 142, Goodwill and Other Intangible Assets in the first quarter of 2002.  The improvement was primarily due to a decrease of selling, general and administrative expenses of $450,000 and improved operating results at the Company’s Colorado and California locations.   Losses generated by the Arizona facility during the 2003 and 2002 fiscal periods were $98,000 and $339,000, respectively.

Income recognized on investment property sales was $170,000, $68,000, and $116,000 in 2004, 2003, and 2002, respectively.  The Company plans to liquidate the remaining investment properties, which have a book value of $224,000 as of September 30, 2004, as permitted by market conditions.

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

	December 31	March 31	June 30	September 30
	(Unaudited)	(Unaudited)	(Unaudited)

Fiscal year ended 2004
Net sales	$4,377	$4,337	$5,230	$5,757
Gross profit	1,064	1,083	1,261	1,412
Operating income (loss)	36	(11)	57	69
Net income (loss)	55	64	110	168

Fiscal year ended 2003
Net sales	$4,918	$4,571	$5,127	$5,112
Gross profit	1,036	849	1,100	1,262
Operating income (loss)	(2)	(292)	81	201
Net income (loss)	6	(155)	72	209

Liquidity and Capital Resources

Operating activities for 2004 used cash of $218,000 compared to operating activities in 2003 which provided cash of $306,000.  In 2004, the Company increased housing accessories inventory levels as a result of adding new product lines and changing suppliers of certain tie down accessories.  In addition, a contractual agreement with a major customer who also supplies tires and axles to the Company, significantly reduced the payment terms on purchases made by the Company.   Prepaid expenses and other current assets increased by $95,000 in 2004, of which $87,000 is a result of direct deposit amounts related to the October 1st payroll clearing the bank in September, as well as increases in advances to tire and axle buyers.

Investing activities used $11,000 of cash during 2004 compared to $1,000 in 2003.  Amounts received on notes receivable and investment property sales during 2004 were more than offset by $122,000 of leasehold improvements made to the Chehalis, Washington and Eugene, Oregon facilities along with $105,000 invested in trucks, trailers, and equipment.  The Company invested approximately $40,000 in necessary upgrades to the information systems and accounting software during 2004.    Also, $17,000 was used to further develop property parcels owned by the Company to increase market appeal.   Investment property sales contributed $158,000 and $153,000 to cash flow from investing activities for the periods ending September 30, 2004 and 2003, respectively.  The Company will continue to focus on liquidating its current investment property holdings and expects to see similar

results in fiscal 2005.   The Company made an advance in exchange for a note receivable from a related party which is discussed further in Note K of the financial statements.

On March 31, 2004, the Company renewed a $350,000 revolving credit facility that matures on March 31, 2005 and is secured by receivables and inventory.  The interest rate on the credit line is the prime rate plus one percent.  As of September 30, 2004, the Company has not borrowed on the line and is in compliance with all covenants.   The Company expects that cash flow from operations combined with the line of credit will be a sufficient source of liquidity to fund operations.

Critical Accounting Policies

The Company’s financial statements have been prepared in conformity with generally accepted accounting principles.  In preparing the financial statements, management makes many estimates and assumptions that affect the amounts and disclosures reported in the financial statements and related accompanying notes.  Changes in most of the estimates and assumptions would not likely materially affect the Company’s financial position and results of operations.  However, calculations related to inventory, shipping expenses and deferred tax assets involve subjective judgments, estimates, and assumptions that could produce materially different results if different judgments, estimates, or assumptions were used.

Inventory

Inventory is stated at lower of cost or market. Cost of the Company’s tire and axle inventory includes unprocessed or raw tires and axles as well as processed or finished tires and axles.  A portion of the costs incurred in acquiring and processing the tires and axles is allocated to finished inventory based on the number of tires and axles processed at the end of the period.  The Company estimates per unit processing and gathering costs based upon labor and manufacturing overhead costs.

The Company reviews inventory for slow moving or obsolete items on a regular basis.  Inventory is written-down based on specific identification, taking into consideration demand in certain markets and other industry conditions.  If actual demand or market conditions are less favorable than those estimated, additional write-downs may be necessary.

Shipping Allocation

The Company allocates to cost of goods sold a portion of the costs associated with gathering and distributing products (shipping costs).  These expenses include labor for drivers, fuel, equipment operating leases as well as maintenance and depreciation, along with other expenses related to travel and per diem.   These shipping costs are allocated based upon an estimate of the level of gathering and distribution utilized by department and segment of business for each facility operated by the Company.  The estimates associated with gathering and delivering tires and axles to manufactured housing factories are allocated to cost of goods sold for each location.  Although the estimates used to allocate shipping costs are subjective, they do not change the net income results.  However, the allocation to cost of goods sold could impact the gross margin analysis for both business segments from period to period if the estimated levels of shipping costs change significantly.

Income Taxes

The Company’s accompanying Balance Sheets include deferred tax assets resulting from temporary differences, which are expected to reduce future taxable income.  Management estimates the realizability of these assets based upon forecasted taxable income.  The realizability of these assets is reassessed at the end of each reporting period or as significant events occur which may impact management’s assessment.  Failure to achieve forecasted taxable income could affect the realization of certain deferred tax assets, and could result in the recording of a valuation reserve.

Off Balance Sheet Arrangements

Joint Venture

The Company entered into a joint venture, NewCo, to engage in the manufactured housing axle and tire recycling business in Arizona, New Mexico, Kansas and southern California.  The Company has 50 percent ownership interest in the joint venture and will receive 40 percent of the net profits or losses.  The Company also receives rental income from NewCo for equipment leased to the joint venture.   The Company recognized $224,000 and $63,000 of income in 2004 and 2003, respectively, related to the investment as is further described in Footnote N of the financial statements.

The Company contributed $130,000 in cash and $259,000 of inventory during 2003.  No capital contributions were made during 2004.  Further capital contributions to NewCo are limited to an additional $20,000 in aggregate unless both parties agree to the additional contributions and are willing to contribute 50 percent of the required capital.  The Company’s exposure is limited to amounts contributed as of the end of 2003 as well as amounts included in trade receivables, which approximate $2,000 in 2004 and $16,000 in 2003.  The Company accounts for its interest in the joint venture using the equity method.

Contractual Obligations

The following table summarizes the Company’s significant contractual obligations at September 30, 2004, and the effect the obligations are expected to have on the Company’s cash flow in future periods.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$624,400	$236,126	$287,654	$86,375	$14,245

The timing of payment amounts of the obligations listed above are estimated based upon current information.   The timing of payments and actual amounts paid may be different depending on potential changes to lease agreements.  The amounts above include leases that are non-cancelable.

The Company does not have any long-term debt obligations or any other agreements that require fixed or minimum quantities to be purchased that are enforceable or legally binding purchase agreements.

Company Strategy

The Company will endeavor to maintain its market share and profit margins in the axle and tire segment of the business.  The Company expects demand to increase over the next year and as a result could encounter supply shortages in used tires and axles.  The Company plans to protect profit margins through careful planning, good purchasing practices, and judicious price increases for reconditioned axles and used tires.  Prior experience indicates that should the demand for used tires and axles exceed availability, it would be possible to supplement supply with new product at comparable profit margins.

The Company’s growth strategies for fiscal 2005 include research and development of carefully selected new product lines for addition into the accessories and siding distribution segment, and a significantly expanded marketing effort for Anchor Metal Buildings®.  The marketing plan for Anchor Metal Buildings® includes strategic placement of model building sales centers, providing one-stop shopping service to customers throughout the northwest and northern California, as well as expanded product offerings through improved design and engineering.

These strategies are consistent with our continuing quest to develop a more diversified and equal business base for the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is not required to provide this information pursuant to Item 305(e) of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

T.J.T., INC. – FORM 10-K

T.J.T., INC.

BALANCE SHEETS

(Dollars in thousands)

At September 30,	2004	2003

Current assets:
Cash and cash equivalents	$843	$1,072
Accounts receivable (net of allowance for doubtful accounts of $23 and $68)	1,349	1,336
Current portion of notes receivable	105	38
Inventories	2,847	2,566
Prepaid expenses and other current assets	202	107
Total current assets	5,346	5,119

Property, plant and equipment, net of accumulated depreciation	728	594

Notes receivable, net of current portion	338	323
Notes receivable from related parties	—	89
Real estate held for investment	224	341
Investment in joint venture	676	452
Other assets	212	174
Deferred tax asset	179	450
Total assets	$7,703	$7,542

Current liabilities:
Accounts payable	$556	$864
Accrued liabilities	640	549
Total current liabilities	1,196	1,413

Deferred income and other noncurrent obligations	57	79
Total liabilities	1,253	1,492

Shareholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 10,000,000 shares authorized; 4,504,939 shares issued and outstanding	5	5
Capital surplus	5,791	5,788
Retained earnings	654	257
Total shareholders’ equity	6,450	6,050
Total liabilities and shareholders’ equity	$7,703	$7,542

See accompanying notes to financial statements.

T.J.T., INC.

STATEMENTS OF OPERATION

(Dollars in thousands except per share amounts)

For the year ended September 30,	2004	2003	2002

Sales (net of returns and allowances):
Axles and tires	$14,502	$15,215	$15,594
Accessories and siding	5,199	4,513	4,792
Total sales	19,701	19,728	20,386

Cost of goods sold
Axles and tires	11,312	12,332	12,690
Accessories and siding	3,569	3,149	3,382
Cost of goods sold	14,881	15,481	16,072

Gross profit	4,820	4,247	4,314

Selling, general and administrative expenses	4,669	4,259	4,709

Operating income (loss)	151	(12)	(395)

Interest income	58	51	43
Investment property income	170	68	116
Undistributed equity interest in joint venture income	224	63	—
Rental income	49	34	12
Other income	21	24	18

Income (loss) before taxes	673	228	(206)

Income taxes (benefit)	276	96	(67)

Income (loss) before cumulative effect of accounting change	397	132	(139)

Cumulative effect of accounting change, net of income taxes	—	—	(748)

Net income (loss)	$397	$132	$(887)

Net income (loss) per common share basic and diluted:
Continuing operations	$0.09	$0.03	$(0.03)
Cumulative effect of accounting change	—	—	(0.17)

Net income (loss) per common share	$0.09	$0.03	$(0.20)

Weighted average shares outstanding	4,504,939	4,504,939	4,504,939

See accompanying notes to financial statements.

T.J.T., INC.

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the year ended September 30,	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$397	$132	$(887)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	170	226	362
Cumulative effect of accounting change	—	—	748
Gain on sale of assets	(21)	(32)	(15)
Gain loss on sale of property held for investment	(170)	(62)	(92)
Undistributed equity earnings in joint venture	(224)	(63)	—
Stock-based compensation	3	—	—
Change in accounts receivables	(18)	(116)	246
Change in inventories	(281)	(232)	86
Change in prepaid expenses and other current assets	(95)	(8)	(19)
Change in accounts payable	(308)	209	(104)
Change in taxes	271	146	19
Change in other assets and liabilities	58	106	(60)
Net cash provided (used) by operating activities	(218)	306	284

Cash flows from investing activities:
Purchases of property, plant and equipment	(304)	(124)	(73)
Repayments received on notes receivable	188	89	110
Advances under notes receivable to related parties	(59)	—	—
Proceeds from sale of assets	23	28	25
Investment in joint venture	—	(130)	—
Land purchased for investment	(17)	(17)	(28)
Proceeds from sale of land held for investment	158	153	120
Net cash provided (used) by investing activities	(11)	(1)	154

Net change in cash and cash equivalents	(229)	305	438
Cash and cash equivalents at October 1	1,072	767	329

Cash and cash equivalents at September 30	$843	$1,072	$767

Supplemental information:
Cash paid for interest	$1	$1	$2
Income tax refunds received	—	50	34

Noncash transactions:
Sale of land by issuance of note receivable	$35	$120	$74
Cumulative effect of accounting change	—	—	748
Prepaid operating lease	—	—	4
Reacquisition of investment property by cancellation of note receivable	—	—	40
Inventory contributed to joint venture	—	259	—
Deferred gain offset against outstanding note receivable upon payoff	18	—	—

See accompanying notes to financial statements.

T.J.T., INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Preferred Stock		Common Stock
	Preferred Stock	Outstanding Shares	Common Stock	Outstanding Shares	Capital Surplus	Retained Earnings	Treasury Stock

Balance at September 30, 2001	$—	—	$5	4,504,939	$6,181	$1,012	$(393)

Net loss	—	—	—	—	—	(887)	—

Balance at September 30, 2002	$—	—	$5	4,504,939	$6,181	$125	$(393)

Retired treasury stock					(393)		393
Net income	—	—	—	—	—	132	—

Balance at September 30, 2003	$—	—	$5	4,504,939	$5,788	$257	—

Stock Based Compensation					3
Net Income	—	—	—	—	—	397	—

Balance at September 30, 2004	$—	—	$5	4,504,939	$5,791	$654	$—

See accompanying notes to financial statements.

T.J.T., INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2004, 2003 and 2002

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

The Company operates in two business segments:  Axle and Tire Reconditioning and Accessories and Siding Distribution.  These segments have been determined by evaluating the Company’s internal reporting structure and nature of products offered.

Major Suppliers and Customers

The Company had no single supplier of axles and tires that represented 10 percent or more of total purchases.  The Company had one supplier of accessory products, D-Mac, that supplied 11 percent of total accessories purchases. The Company has certain major customers for reconditioned axles and tires, all of which are manufactured housing producers.  Three companies have purchases representing 10 percent or more of sales:

	2004	2003	2002
Company A	15	17	15
Company B	10	—	10
Company C	15	14	12

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.  Cash balances are invested in highly rated financial institutions and may at times exceed FDIC insured limits.

Receivables

The Company performs credit history checks and limited financial analysis before credit terms are offered to customers.  Accounts receivable are generally unsecured.  Bad debts are accounted for using the allowance method.  Expense is recognized based on an estimate of uncollectible accounts.  Trade receivables are reported in the balance sheet net of any chargeoffs and the allowance for doubtful accounts.

Notes receivable consist primarily of amounts owed by individuals as a result of the sale of real estate and are generally secured by the real estate sold.

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

Repairs and maintenance costs which do not extend the estimated useful lives of property, plant and equipment are charged to expense in the period incurred.

Deferred Charges and Other Assets

Deferred charges and other assets consist primarily of contractual rights under a split-dollar life insurance agreement on the life of Terrence Sheldon.  The Company owns the policy and pays the premium, and will recover all premiums paid by the Company in 2018, or upon the death of Mr. Sheldon, if earlier.

Goodwill

Goodwill previously consisted of the excess of purchase price paid over net assets acquired. Effective October 1, 2001, the Company implemented SFAS 142, and performed the initial goodwill test.  The impairment test involved estimating fair market values for tangible assets and liabilities and comparing the net tangible values to quoted market prices for the Company’s stock.  As of October 1, 2001 the Company’s net tangible value was substantially in excess of quoted market prices for the Company’s stock and a cumulative effect of accounting change of $748,000 was recorded.  The cumulative effect of accounting change consists of a $790,000 writedown of goodwill assigned to the Company’s axle and tire reconditioning segment, offset by a $42,000 tax benefit.

2002
Goodwill at October 1	$790
Amortization	—
Impairment loss	—
Effect of accounting change (pre-tax)	(790)

Goodwill at September 30	$—

Stock Based Compensation

The Company has a stock option plan which allows officers, directors and key employees to receive non-qualified and incentive stock options.   The Company awarded 20,000 stock options to directors during the quarter ended March 31, 2004 with exercise prices ranging between $.70 and $.80.  During the quarter ended June 30, 2004, the Company granted 5,000 stock options with an exercise price of $.70 to a director.  There were no options granted during the first and final quarters of fiscal 2004.  All options granted will become vested at a rate of 20 percent each year for a period of five years from the grant date.  As of September 30, 2004, 380,000 shares of stock were available for future option grants.

As of October 1, 2003, the Company adopted the fair value method of accounting for stock options contained in Statement of Financial Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation.  During the transition period, the Company will be utilizing the prospective method under SFAS No. 148 Accounting for Stock-Based Compensation – Transition and Disclosures.  Stock options granted subsequent to October 1, 2003 will be expensed over the stock option vesting period based on fair value which will be determined using the Black-Scholes option-pricing method at the date the options are granted.  Stock-based compensation for the period ended September 30, 2004 was $3,000.  The net of tax impact on the financial statements during fiscal 2004 approximated $2,000.

The following table illustrates the effect on net income (loss) and net income (loss) per common share as if the fair value method had been applied to all outstanding and unvested awards in each period:

(In thousands, except per share amounts)	2004	2003	2002
Net income (loss), as reported	$397	$132	$(887)

Add: stock-based employee compensation expense included in net income, net of tax	2	—	—
Deduct: stock-based compensation expense determined under fair value method for all awards, net of tax	8	9	12

Pro forma net income (loss)	$391	$123	$(899)

Earnings per share:
Basic – as reported	$.09	$.03	$(.20)
Basic – pro forma	$.09	$.03	$(.20)

Deferred Gains

Deferred gains include gains on the sale of land held for investment where the Company provided virtually 100 percent financing to the buyer under an installment sale.  The Company recognizes interest income and then a reduction of the principal balance to the extent of payments received on the related notes receivable until it has received 25 percent or more of the original principal balance, at which point the remaining deferred gain is recognized if the balance is deemed collectible.

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

Earnings Per Share

Basic earnings per share (EPS) is computed based on net income and the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average of common shares outstanding is increased to include the number of potential additional common shares that would have been outstanding if the dilutive options had been exercised.   Although basic EPS was not impacted by the dilutive options for each year presented, 130,000, 123,000, and 88,000 of the total options outstanding at September 30, 2004, 2003, and 2002, respectively, were not included in the diluted earnings per share calculation because the exercise price of the options were greater than the average market price of the common shares.

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

Notes receivable related to sales of real estate held for investment are secured by real estate located in Idaho and Utah.  Other portions of the notes receivable are secured by receivables. The accounting loss incurred if all parties failed entirely to perform on their obligation is equal to the balance outstanding on the notes receivable less amounts realizable from the foreclosure and resale of the assets securing the notes receivable.

Fair Value of Financial Instruments

The Company has a number of nonderivative financial instruments, none of which are held for trading purposes.  The recorded amounts of cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and accrued liabilities as presented in the financial statements approximate fair value because of the short-term nature of these instruments.  The recorded amount of short and long-term borrowings approximates fair value as the interest rates approximate current competitive rates.  The estimated fair values have been determined by the Company using available market information and appropriate valuation methodologies.  Judgment is required in interpreting market data to develop the estimates of fair value and the estimates are not necessarily indicative of amounts the Company could realize in a current market exchange.

Significant Estimates

The presentation of financial statements in conformity with the accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period.  Listed below are the estimates and assumptions that management considers to be significant in the preparation of its financial statements.  Significant estimates used in preparing these financial statements are as follows:

Allowance for Doubtful Accounts — The Company estimates losses for uncollectible accounts based on the aging of the accounts receivable and an evaluation of the likelihood of success in collecting the receivable.

Inventory Lower-of-Cost-or-Market – The Company assesses the estimated net realizable value of inventory on hand for the purposes of costing at the lower of cost or market.

Inventory Obsolescence Allowance – The Company evaluates the expected salability and usefulness of inventory on hand for purposes of determining the presence of obsolescence for old, defective, or outdated inventory.

It is reasonably possible that the significant estimates may change within the next year.

Reclassifications

Certain 2003 and 2002 amounts have been reclassified to conform with 2004 presentation.

Recently Issued Accounting Standards

In September 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-10, Applying Paragraph 19 of FAS 131 in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds. The consensus states that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria (a)-(e) listed in paragraph 17 of SFAS 131. The effective date of the consensus in this Issue is for fiscal years ending after October 13, 2004.  If the Financial Accounting Standards Board (FASB) ratifies EITF Issue No. 04-10, the Company does not anticipate a material impact on the financial statements.

In March 2004, the EITF reached a consensus on the remaining portions of EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments with an effective date of June 15, 2004. EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Investors are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than temporary. The Company does not expect EITF 03-01 to have a material impact on the financial statements.

In March 2004, the EITF reached a consensus on EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share. EITF Issue No. 03-6 clarifies what constitutes a participating security and provides further guidance in applying the two-class method of calculating earnings per share. The consensuses reached by the Task Force on EITF Issue No. 03-6 were ratified by the FASB on March 31, 2004, and are effective for reporting periods beginning after March 31, 2004.  The Company currently has only one class of stock issued and does not expect EITF Issue No. 03-6 to materially impact the financial statements.

The FASB issued Statement of Financial Accounting Standards (SFAS) No. 148 in December 2002.  This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  Prior to fiscal 2004, the Company accounted for its employee stock-based compensation using the intrinsic value method while meeting the disclosure requirements of Statement No. 148.    Effective October 1, 2003, the Company adopted the fair value method of accounting for stock options in accordance with Statement No. 148.  During the transition period, the Company will utilize the prospective method.  Stock options granted subsequent to October 1, 2003 will be expensed over the stock options vesting period based on fair value which will be determined using the Black-Scholes option-pricing method at the date the options are granted.

On March 31, 2004, the FASB issued Revised Statement of Financial Accounting Standards-Share-Based Payment, effective for fiscal periods beginning after December 15, 2004. This Statement was published by the FASB on December 16, 2004 and supercedes SFAS 123, which allowed for footnote disclosure of this expense.  The Company adopted Statement No. 148 in 2004 and, therefore, does not expect this Statement to have a material impact on the financial statements.

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

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out and average cost methods) or market.

	2004	2003

Raw materials	$1,373	$1,284
Finished goods	1,474	1,282
Total	$2,847	$2,566

NOTE C - PROPERTY, PLANT AND EQUIPMENT

	2004	2003
Land and building	$395	$386
Leasehold improvements	291	399
Furniture and equipment	1,238	1,153
Vehicles and trailers	1,058	1,060
	2,982	2,998
Less accumulated depreciation	2,254	2,404
Net property, plant and equipment	$728	$594

Depreciation expense was $170,000, $226,000, and $316,000 for 2004, 2003, and 2002, respectively.

NOTE D – NOTES RECEIVABLE

Notes that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported in the balance sheet at outstanding principal adjusted for any related deferred income.  Notes receivable consist primarily of amounts owed by individuals resulting from the sale of real estate and are generally secured by the real estate sold.

The Company made an advance to a related party in exchange for a note receivable which is secured by real estate.  Current and long-term portion of notes receivable reported in the accompanying financial statements includes amounts due from related parties totaling $94,000 and $120,000 as of September 30, 2004 and 2003, respectively (See Note K).  Notes generally require minimum principal and interest repayments monthly, quarterly or annually, with any remaining amounts due upon maturity or resale of the underlying property.  Interest accrues at rates ranging between eight and twelve percent per annum.  Minimum principal repayments to be received in future years ending September 30 are as follows:

2005	$105
2006	38
2007	3
2008	118
2009	78
Thereafter	101

Total	$443

NOTE E - LEASES

The Company leases vehicles, administrative office space, manufacturing facilities, building and warehouse space, and storage yard space.  The leases, which expire between December 2004 and July 2012, are classified as operating leases.  The leases have been entered into with related parties and unaffiliated entities.

The Company entered into a five year lease agreement for the Chehalis, Washington facility in 2003.  The Company has the option to buy the property at any time during the lease period or upon expiration of the lease.  There are no other significant renewals or escalation clauses.

The future minimum payments by fiscal year under non-cancelable operating lease agreements at September 30, 2004 were:

2005	$257
2006	165
2007	102
2008	78
2009	8
Thereafter	14
Total	$624

  Rental expense and rent paid to related parties were:

	2004	2003	2002
Rental expense	$219	$283	$320
Rent paid to related parties:
Ulysses Mori	—	—	38
T.J.T. Enterprises	34	31	33
Sheldon-Homedale Family, L.P.	30	25	25

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

NOTE F - CREDIT FACILITY

On March 31, 2004, the Company renewed a $350,000 revolving credit facility that matures on March 31, 2005 and is secured by receivables and inventory.  The interest rate on the credit line is the prime rate plus one percent.  As of September 30, 2004, the Company has not borrowed on the line and is in compliance with all covenants.

NOTE G – CUMULATIVE EFFECT OF ACCOUNTING CHANGE

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

Net income adjusted to exclude amortization expense and related tax benefit is as follows:

For the twelve months ended September 30,	2002

Reported net income	$(887)
Goodwill amortization	—
Tax benefit of goodwill amortization	—
Adjusted net income	$(887)

There would be no change in earnings per share had goodwill not been amortized during 2002.

NOTE H - SHAREHOLDERS’ EQUITY

Authorized stock of the Company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.  No shares of preferred stock have been issued.

NOTE I – STOCK OPTIONS

The Company has two stock option plans which allow key employees and directors of the Company to receive incentive and non-qualified stock options.  The exercise price, term and other conditions applicable to each option granted under the Company’s plans are generally determined by the Compensation Committee of the Board of Directors at the time of the grant of each option and may vary with each option granted.  No options may have a term longer than ten years.  The plans allow up to 400,000 incentive, or nonqualified options to be issued to key employees and up to 200,000 nonqualified options to be issued to directors.

Option activity under the Company’s stock option plans is summarized as follows:

	2004	2003	2002
Number of option shares
Beginning of year	230,000	160,000	165,000
Granted	25,000	70,000	5,000
Expired	—	—	10,000
Cancelled	35,000	—	—
Outstanding at end of year	220,000	230,000	160,000
Exercisable at end of year	158,000	139,000	88,000

Weighted-average exercise prices
Beginning of year	$.68	$.83	$.86
Granted at fair value	.74	.34	.40
Expired	—	—	1.05
Cancelled	.92	—	—
Outstanding at end of year	.65	.68	.83
Exercisable at end of year	.72	.80	.88

The following table summarizes information about options outstanding as of September 30, 2004:

		Outstanding Options		Exercisable Options
Range of exercise prices	Number of shares	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number of shares	Weighted average exercise price

$ .28 - $ .44	50,000	8.14	$.28	20,000	$.28
$ .45 - $ .70	30,000	8.81	.56	10,000.54
$ .75 - $1.05	140,000	5.63	.80	128,000.81
	220,000	6.63	$.65	158,000	$.72

The Company elected to adopt the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123) effective October 1, 2003.  Assumptions used to calculate the income statement impact of stock options granted are as follows:

	2004	2003	2002
Weighted average:
Risk-free interest rate	5.00%	5.00%	5.00%
Expected life	10 years	10 years	10 years
Expected volatility	78.80%	70.69%	79.55%
Expected dividends	none	none	none

NOTE  J - INCOME TAXES

The Company accounts for income taxes as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires deferred income taxes to be accounted for using the liability method and allows recognition of operating loss and tax credit carryforwards as deferred tax assets.

The components of income tax benefit (expense) from continuing operations for the years ended September 30 are as follows:

(Dollars in thousands)	2004	2003	2002
Current:
Federal	$—	$—	$(86)
State	4	4	1
Deferred:
Federal	217	88	22
State	55	4	(4)
Total	$276	$96	$(67)

Deferred taxes for the years ended September 30 are as follows:

Book to tax depreciation differences	$(19)	$83	$(70)
Book to tax goodwill amortization differences	149	166	(182)
Vacation liability	35	34	(28)
Installment sales of land	15	29	(31)
Investment in limited liability company	(82)	—	—
Net operating loss carryforward	81	138	(228)
Total	$179	$450	$(539)

The provision for income taxes varied from amounts computed at the federal statutory rate for the years ended September 30 as follows:

Provision at statutory rate	$229	$78	$(70)
State income taxes	39	5	(3)
Non-deductible expense	9	9	10
Other	(1)	4	(4)
Total	$276	$96	$(67)

The net operating loss carry forward at September 30, 2004 for federal tax purpose of approximately $38,000 and state tax purposes of approximately $907,000 begins to expire in the years 2020 and 2006, respectively.

NOTE K - RELATED PARTY TRANSACTIONS

The Company has extended loans to various related parties.  Total principal and accrued interest receivables from related parties were as follows:

	2004	2003

Current notes receivable	$94	$31
Long-term notes receivable	—	89
Total	$94	$120

In October 1996, the Company made a personal loan to Jerry L. Radandt for $46,594 at an interest rate of 12.22 percent.   During fiscal 2001 the loan was amended to an interest rate of prime plus two percent and secured by property, which was subsequently sold resulting in $30,000 of the loan being paid off.  The outstanding principal loan balance, which is included in the totals specified above, is $3,187 and $9,992 for September 30, 2004 and 2003, respectively.  Terrence Sheldon, President and Chief Executive Officer of the Company, and Jerry L. Radandt are equal partners in T.J.T. Enterprises.

In March 2004, the Company made a loan to Leo Radandt for $35,000 at an interest rate of 10 percent.  A second loan was made in March 2004 for $10,000 at an interest rate of 10 percent for the first month and five percent for every month thereafter.  In August 2004, a third loan was made to Leo Radandt for $41,850 at an interest rate of 10 percent.  These three notes are secured by property with a fair market value of approximately $110,000 and will mature in March 2005.  A fourth note was made in August 2004 for $6,990 at an interest rate of eight percent and is secured by personal property and will mature in August 2005. The outstanding principal loan balance for all four notes on September 30, 2004 was $86,042.  Leo Radandt is the son of Jerry L. Radandt, who is an equal partner with Terrence Sheldon, the President and Chief Executive Office of the Company, in T.J.T. Enterprises.  In addition, Leo Radandt is an outside supplier of tires and axles to the Company.  The Company purchased approximately $866,000 of materials from Wholesale Tire and Axle, which is owned by Leo Radandt, during fiscal 2004.

As more fully described in Note N, the Company is a 50 percent partner in a joint venture, NewCo Tire & Axle, L.L.C., with West States Recycling, Inc.  The Company has a 40 percent interest in net profits and losses.  In addition, the Company leases trucks and equipment to the joint venture.  Rental income recognized from NewCo during 2004 and 2003 was $26,000 and $16,000, respectively.

The Company purchases piers and other materials used to set-up manufactured homes from D-Mac, LLC, which is owned by two individuals with each individual owning 50 percent. Robert B. Siegel, elected Director of the Company in February 2002, is one of the individuals.  The Company purchased approximately $606,000 and $448,500 of materials from D-Mac in 2004 and 2003, respectively.

In 2003, Arthur J. Berry, a Director of the Company became principal shareholder, owning 80 percent, of Kit Homebuilders West, L.L.C., a producer of HUD Code manufactured homes.  Kit Homebuilders West, L.L.C. purchased approximately $452,000 and $216,000 of products from the Company at competitive market prices during 2004 and 2003, respectively.  Subsequently, in October 2004, Arthur J. Berry sold the majority of his interest in Kit Homebuilders West, L.L.C. to a non-related third party.

NOTE L - EMPLOYEE BENEFITS

The Company has a 401(k) plan through which the employer matches 50 percent of employees’ contributions up to six percent of wages.  Employees are eligible for participation in the 401(k) plan after completing one year of service.  Employer contributions to the plan were $30,743, $33,371, and $40,022 in 2004, 2003, and 2002, respectively.

The Company had accrued approximately $30,000 for incurred but not reported items in 2003 and 2002 associated with self-insured employee medical benefits.  As of October 1, 2003, the Company was no longer self-insured for employee medical benefits. The Company’s employees are now  insured through a traditional medical care plan.  The Company will continue to self-insure for employee dental benefits with no plans to accrue for incurred but not reported items as these amounts are insignificant.

NOTE M – BUSINESS SEGMENTS

The Company operates in two business segments:  Axles and Tire Reconditioning and Accessories and Siding Distribution.  These segments have been determined by evaluating the Company’s internal reporting structure and nature of products offered.

Axles and Tire Reconditioning:  The Company provides reconditioned axles and tires to manufactured housing factories.

Accessories and Siding Distribution:  The Company provides skirting, siding, and other aftermarket accessories to manufactured housing dealers and contractors.

	Axle & Tire Reconditioning	Accessories and Siding	Total
2004
Operating revenue	$14,502	$5,199	$19,701
Operating income (loss)	320	(169)	151
Depreciation & Amortization	126	44	170
Capital expenditures	256	48	304

2003
Operating revenue	$15,215	$4,513	$19,728
Operating income (loss)	71	(83)	(12)
Depreciation & Amortization	161	65	226
Capital expenditures	106	18	124

2002
Operating revenue	$15,594	$4,792	$20,386
Operating income (loss)	(4)	(391)	(395)
Depreciation & Amortization	277	85	362
Capital expenditures	61	12	73

The Company does not assign interest income, interest expense, other expenses or income taxes to operating segments.  Identifiable assets and related capital expenditures are assigned to operating locations rather than operating segments, with depreciation allocated to the segments based upon usage.

NOTE N – JOINT VENTURE

The Company has a 50 percent ownership interest in a joint venture, NewCo Tire & Axle, L.L.C. (NewCo), which was formed to engage in the manufactured housing axle and tire recycling business in Arizona, New Mexico, Kansas and parts of southern California.  Under the joint venture agreement, the Company contributed cash and inventory amounting to $389,000 for its initial investment in 2003.  Further capital contributions to NewCo are limited to an additional $20,000 in aggregate unless both parties agree to the additional contributions and are willing to contribute 50 percent of the required capital.  The Company has a 40 percent interest in net profits or losses.   The investment in the joint venture is accounted for using the equity method of accounting, under which the Company’s initial investment is adjusted for its proportionate share of net profits and losses and distributed earnings, if any.  NewCo has not made any distributions of profits during 2003 or 2004 to the joint venture members.

Concurrent with the formation of the joint venture, the Company leases trucks and equipment to NewCo. Gross rental income recognized from the NewCo leases was approximately $26,000 and $16,000 in 2004 and 2003, respectively.  The following information summarizes the activity of the joint venture:

(In thousands)	2004	2003

Total and current assets	$1,637	$1,239
Total and current liabilities	186	310
Net assets	1,451	929
Revenues	9,176	2,749
Cost of sales	7,074	2,536
Net income	560	159
Company’s interest	224	63
Equity in net assets	$676	$452

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

T.J.T., Inc.

Emmett, Idaho

We have audited the accompanying balance sheet of T.J.T., Inc. as of September 30, 2004, and the related statements of operations, shareholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of T.J.T., Inc. at September 30, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Moss Adams LLP

Seattle, Washington

October 22, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

T.J.T., Inc.

Emmett, Idaho

We have audited the accompanying balance sheet as of September 30, 2003 and the related statements of operation, changes in shareholders’ equity and cash flows of T.J.T., Inc. for the year ended September 30, 2003 and 2002.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of T.J.T. Inc. as of September 30, 2003 and the results of its operations and cash flows for the years ended September 30, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.

Eide Bailly LLP (formerly Balukoff, Lindstrom & Co., P.A.- joined Eide Bailly November 1, 2004)

Boise, Idaho

November 18, 2003

ITEM  9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 11, 2004, TJT, Inc.’s Audit Committee engaged Moss Adams LLP as independent auditor, replacing Balukoff Lindstrom & Co.

Balukoff Lindstrom & Co.’s reports on TJT, Inc.’s financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion.  The reports were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During TJT, Inc.’s two most recent fiscal years and through the date of Balukoff Lindstrom & Co.’s dismissal, there were no disagreements with Balukoff Lindstrom & Co. on any other matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Balukoff Lindstrom & Co’s satisfaction, would have caused Balukoff Lindstrom & Co. to make reference to the subject matter in connection with its report of the financial statements for such year; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about directors and executive officers of the Company will be included in the Company’s definitive Proxy Statement which is incorporated herein by reference.  In addition, information on Section 16(a) reporting requirements may be found under “Compliance with Section 16(a) of the Exchange Act” which is incorporated herein by reference in the Company’s definitive Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Directors will be included in the Company’s definitive Proxy Statement under “Director Compensation” which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12 will be included in the Company’s definitive proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management” which is incorporated herein by reference.

For purposes of calculating the aggregate market value of the voting stock held by non-affiliates as set forth on the cover page of this Form 10-K, the Company has assumed that affiliates are those persons identified in the portion of the definitive Proxy Statement identified above and treasury stock held by the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 13 is included in Note K and N to the financial statements.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Item 14 will be included in the Company’s definitive proxy statement, which is incorporated by reference.

PART IV

ITEM 15.  EXHIBITS, STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)           Financial Statements, Schedules and Exhibits

1.             Financial statements and report of Moss Adams L.L.P. and Eide Bailly LLP (f.k.a. Balukoff, Lindstrom & Co. P.A.—joined Eide Bailly LLP November 1, 2004)

(a)	Report of Independent Registered Public Accounting Firm –
Moss Adams L.L.P. for T. J.T., Inc.
Independent Auditors’ Report – Balukoff, Lindstrom & Co., P.A.
Balance Sheets – September 30, 2004 and 2003
Statements of Operation – September 30, 2004, 2003 and 2002
Statements of Cash Flows – September 30, 2004, 2003 and 2002
Statements of Changes in Shareholders’ Equity – September 30, 2002, 2003, and 2004

(b)	NewCo Tire and Axle, L.L.C.
Balance Sheets – October 31, 2004 and 2003
Statements of Operation – October 31, 2004 and 2003
Statement of Cash Flows – October 31, 2004 and 2003
Notes to the Financial Statements – October 31, 2004 and 2003
(To be filed by Amendment to 10-K no later than January 31, 2005)

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

23.1*       Consent of Independent Public Auditors - 2004

23.2*       Consent of Independent Public Auditors - 2003 & 2002

31.1*       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*       Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Filed herewith

(b)           Reports on Form 8-K.  The Company issued a Form 8-K on December 3, 2004.  The purpose for the filing was to furnish the press release dated December 3, 2004 announcing our financial results for the three and twelve months ended September 30, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T.J.T., INC.
Registrant

Date:	December 29, 2004	By:	/s/ Terrence J. Sheldon
Terrence J. Sheldon, President and Chief Executive Officer

Date:	December 29, 2004	By:	/s/ Larry B. Prescott
Larry B. Prescott, Senior Vice President, Treasurer and Chief Financial Officer

Date:	December 29, 2004	By:	/s/ Cindy M. Truchot
Cindy M. Truchot, Vice President and Controller

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	December 29, 2004	By:	/s/ Terrence J. Sheldon
Terrence J. Sheldon, President, Chief Executive Officer, and Chairman of the Board of Directors

Date:	December 29, 2004	By:	/s/Ulysses B. Mori
Ulysses B. Mori, Senior Vice President and Corporate Sales Manager and Director

Date:	December 29, 2004	By:	/s/Larry B. Prescott
Larry B. Prescott, Senior Vice President, Treasurer, Chief Financial Officer and Director

Date:	December 29, 2004	By:	/s/Arthur J. Berry
Arthur J. Berry, Director

Date:	December 29, 2004	By:	/s/Jerome B. Light
Jerome B. Light, Director

Date:	December 29, 2004	By:	/s/Larry E. Kling
Larry E. Kling, Director

Date:	December 29, 2004	By:	/s/Susan M. Allison
Susan M. Allison, Director

Date:	December 29, 2004	By:	/s/Robert B. Siegel
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

Denver, Colorado 80209

(303) 282-4800

Annual Meeting

The annual shareholders meeting of T.J.T., Inc. will be held:

Tuesday, February 22, 2005

10:00 a.m., Mountain Standard Time

Owyhee Plaza

Boise, Idaho

Proxy material will be mailed to shareholders of record prior to the meeting.

Independent Public Accountants

Moss Adams LLP

Seattle, WA  98154-1199

Legal Counsel

Moffatt, Thomas, Barrett, Rock & Fields, Chtd.

Boise, Idaho

T.J.T., INC. — FORM 10-K

INDEX TO ATTACHED EXHIBITS

Consent of Independent Auditors 2004 - Exhibit 23.1

Consent of Independent Auditors 2003 & 2002 – Exhibit 23.2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Exhibit 31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Exhibit 31.2

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act - Exhibit 32.1

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act - Exhibit 32.2