Form 10-K/A
period 2004-09-30
TJT INC
filed 2005-02-01
CIK 1002577

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

As of December 17, 2004, there were 4,504,939 shares of the registrant’s $.001 par value common stock outstanding.  Based on the stock’s closing price of $.76 on December 17, 2004, non-affiliated market value was approximately $1,789,600.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report Form 10-K for the period ended September 30, 2004 and filed on December 29, 2004.

EXPLANATORY NOTE

This Amendment on Form 10-K/A is being filed by TJT, Inc. (the “Company”) as an amendment to its Annual Report on Form 10-K for the fiscal year ended September 30, 2004, filed with the Securities and Exchange Commission on December 29, 2004 (the “Original Report”) in the following respects:

1.               To amend Item 5 – MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS to properly reflect the number of registered owners as well as the number of beneficial owners.

2.               To include in Item 15 – EXHIBITS, STATEMENT SCHEDULES AND REPORTS ON FORM 8-K the financial statements of NewCo Axle and Tire, LLC (“NewCo”) as of October 31, 2004 and for the year then ended.  NewCo is a significant equity investee of the Company, and the filing of this amendment complies with the requirements of Rule 3-09 of Regulation S-X.

Except as expressly set forth herein, all information contained in this amendment is as of September 30, 2004, or as of December 29, 2004, the filing date of the Original Report on Form 10-K for the fiscal year ended September 30, 2004. Only certain portions of the Company’s Annual Report on Form 10-K are being amended by this Form 10-K/A, and the amended report does not reflect events occurring after the filing of the Company’s original Form 10-K, or modify or update those disclosures in any way. The filing of this Form 10-K/A shall not be deemed an admission that the original Form 10-K, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

The approximate number of holders of record of the Company’s $.001 par value Common Stock at December 17, 2004 is as follows:

Number of registered owners	121
Number of beneficial owners	573

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

23.2* Consent of Independent Public Auditors – 2003 and 2002

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

(c)                                  Financial Statement Schedules

(1)                                  NewCo Tire and Axle, L.L.C.

Independent Auditors Report – Moss Adams L.L.P.

Balance Sheet – October 31, 2004

Statement of Operation – October 31, 2004

Statement of Cash Flow – October 31, 2004

Notes to the Financial Statements – October 31, 2004

FORM 10-K/A

EXHIBIT INDEX

Exhibit No.	Description

99.1	NewCo Axle & Tire L.L.C. Financial Statements

31.1 & 2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1 & 2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.