Form 10-Q
period 2004-12-31
TJT INC
filed 2005-02-14
CIK 1002577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended

December 31, 2004

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

At December 31, 2004, the registrant had 4,504,939 shares of common stock outstanding.

T.J.T., INC.

Form 10-Q

December 31, 2004

T.J.T., INC.

BALANCE SHEETS  (Unaudited)

(Dollars in thousands)

	Dec. 31 2004	Sept. 30 2004

Current assets:
Cash and cash equivalents	$496	$843
Accounts receivable (net of allowances and discounts of $81 and $23)	1,052	1,349
Current portion of notes receivable	103	105
Inventories	3,009	2,847
Prepaid expenses and other current assets	148	202
Total current assets	4,808	5,346

Property, plant and equipment, net of accumulated depreciation	720	728

Notes receivable, net of current portion	334	338
Real estate held for investment	223	224
Investment in joint venture	711	676
Other assets	214	212
Deferred tax asset	218	179
Total assets	$7,228	$7,703

Current liabilities:
Accounts payable	$483	$556
Accrued liabilities	303	640
Total current liabilities	786	1,196

Deferred income and other noncurrent obligations	59	57
Total liabilities	845	1,253

Shareholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 10,000,000 shares authorized; 4,504,939 shares issued and outstanding	5	5
Capital surplus	5,791	5,791
Retained earnings	587	654
Total shareholders’ equity	6,383	6,450
Total liabilities and shareholders’ equity	$7,228	$7,703

See accompanying notes to financial statements.

T.J.T., INC.

STATEMENTS OF OPERATION (Unaudited)

(Dollars in thousands except per share amounts)

For the three months ended December 31,	2004	2003

Sales (net of returns and allowances):
Axles and tires	$3,813	$3,326
Accessories and siding	1,441	1,051
Total sales	5,254	4,377

Cost of goods sold
Axles and tires	3,190	2,592
Accessories and siding	997	721
Cost of goods sold	4,187	3,313

Gross profit	1,067	1,064

Selling, general and administrative expenses	1,229	1,028

Operating income (loss)	(162)	36

Interest income	16	14
Investment property income	—	31
Undistributed equity interest in joint venture income	35	(1)
Rental income	4	11
Other income	1	—

Income (loss) before taxes	(106)	91

Income taxes (benefit)	(39)	36

Net income (loss)	$(67)	$55

Net income (loss) per common share
Basic and diluted:
Continuing operations	$(0.01)	$0.01

Net income (loss) per common share	$(0.01)	$0.01

Weighted average shares outstanding	4,504,939	4,504,939

See accompanying notes to financial statements.

T.J.T., INC.

STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

For the three months ended December 31,	2004	2003

Cash flows from operating activities:
Net income (loss)	$(67)	$55
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42	51
Gain on sale of assets	(1)	(31)
Undistributed equity earnings in joint venture	(35)	1
Change in accounts receivables	297	489
Change in inventories	(162)	(45)
Change in prepaid expenses and other current assets	54	(2)
Change in accounts payable	(73)	(487)
Change in taxes	(39)	36
Change in other assets and liabilities	(336)	(241)
Net cash used by operating activities	(320)	(174)

Cash flows from investing activities:
Purchases of property, plant and equipment	(32)	(163)
Repayments received on notes receivable	4	10
Proceeds from sale of assets	1	—
Land purchased for investment	—	(11)
Proceeds from sale of land held for investment	—	36
Net cash used by investing activities	(27)	(128)

Net change in cash and cash equivalents	(347)	(302)
Cash and cash equivalents at October 1	843	1,072

Cash and cash equivalents at December 31,	$496	$770

Supplemental information:
Cash paid for interest	$—	$1

See accompanying notes to financial statements.

T.J.T., INC.

NOTES TO FINANCIAL STATEMENTS

 (Unaudited)

NOTE A — BASIS OF PRESENTATION

Unaudited Financial Statements

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of T.J.T., Inc. (the Company) and the results of operations and cash flows.  Certain reclassifications of prior quarter amounts were made to conform with current quarter presentation, none of which affect previously recorded net income.

The Company’s fiscal year begins October 1 and ends September 30.  All period references are to the Company’s fiscal periods unless otherwise indicated.  These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year then ended September 30, 2004, as amended.  All tabular amounts are in thousands except per share amounts.

Stock Options

The Company has a stock option plan which allows officers, directors and key employees of the Company to receive non-qualified and incentive stock options.  There were no options granted during the three month periods ended December 31, 2004 and 2003.  As of December 31, 2004, there were 380,000 shares of stock available for future option grants.

As of October 1, 2003, the Company adopted the fair value method of accounting for stock options contained in Statement of Financial Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.  During the transition period, the Company is utilizing the prospective method under SFAS No. 148 Accounting for Stock-Based Compensation — Transition and Disclosures.  Stock options grants are now expensed over the stock option vesting period based on fair value which is determined using the Black-Scholes option-pricing method at the date the options are granted.  In the first quarter of fiscal 2005, stock based compensation expense for options issued subsequent to October 1, 2003 were insignificant and as a result is not reflected in the table below which is presented in thousands.   In addition, there was no impact on the financial statements for the same period in fiscal 2004 as there were no options granted during that three month period.

The following table illustrates the effect on net income (loss) and net income (loss) per common share as if the fair value method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended
	Dec 31, 2004	Dec 31, 2003

Net income, as reported	(67)	$55
Add: stock-based employee compensation expense included in reported net income, net of tax	—	—
Deduct: stock-based compensation expense determined under fair value method for all awards, net of tax	1	2

Pro forma net income (loss)	$(68)	$53

Earnings (loss) per share:
Basic and fully diluted — as reported	$(.01)	$.01
Basic and fully diluted — pro forma	$(.01)	$.01

Receivables

The Company performs credit history checks and limited financial analysis before credit terms are offered to customers.  Accounts receivable are generally unsecured.  Bad debts are accounted for using the allowance method.  Expense is recognized based on an estimate of uncollectible accounts.  Trade receivables are reported in the balance sheet net of any chargeoffs, allowances for doubtful accounts and estimated customer discounts.

Notes receivable consist primarily of amounts owed by individuals as a result of the sale of real estate and are generally secured by the real estate sold.

Revenue Recognition

The Company recognizes revenue at the time delivery is made to the customer, or when used by the customer in the case of consigned inventory, net of applicable provisions for customer discounts and allowances.  No agreements exist requiring any performance by the Company subsequent to the sale.

Earnings Per Share

Basic earnings per share (EPS) is computed based on net income and the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average of common shares outstanding is increased to include the number of potential additional common shares that would have been outstanding if the dilutive options had been exercised.   Although basic EPS was not impacted by the dilutive options for each period presented, 130,000 and 123,000 of the total options outstanding at December 31, 2004 and 2003, respectively, were not included in the diluted earnings per share calculation because the exercise price of the options were greater than the average market price of the common shares.

NOTE B — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out and average cost methods) or market.

	Dec 31, 2004	Sept 30, 2004
Raw materials	$1,438	$1,373
Finished goods	1,571	1,474
Total	$3,009	$2,847

NOTE C — PROPERTY, PLANT AND EQUIPMENT

	Dec 31, 2004	Sept 30, 2004
Land and building	$395	$395
Leasehold improvements	291	291
Furniture and equipment	1,261	1,238
Vehicles and trailers	1,064	1,058
	3,011	2,982
Less accumulated depreciation	2,291	2,254
Net property, plant and equipment	$720	$728

 NOTE D — SHAREHOLDERS’ EQUITY

Authorized stock of the Company consists of 10,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.  No shares of preferred stock have been issued.

The Company has a stock option plan which allows officers, directors and key employees of the Company to receive non-qualified and incentive stock options.  There were no options granted during the three month periods ended December 31, 2004 and 2003.  As of December 31, 2004, there were 380,000 shares of stock available for future option grants.

The Company adopted the fair value method of accounting for stock options contained in Statement of Financial Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as is further described in Footnote A.

NOTE E — SEGMENT DISCLOSURE

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

	Axle & Tire Reconditioning	Accessories & Siding	Total
Three months ended Dec 31, 2004

Operating revenue	3,813	1,441	5,254
Operating income (loss)	(58)	(104)	(162)
Depreciation	31	11	42
Capital expenditures	24	8	32

Three months ended Dec 31, 2003

Operating revenue	3,326	1,051	4,377
Operating income (loss)	53	(17)	36
Depreciation	36	15	51
Capital expenditures	140	23	163

The Company does not assign interest income, interest expense, other income or income taxes to operating segments. Identifiable assets and related capital expenditures are assigned to operating locations rather than operating segments, with depreciation allocated to the segments based upon usage.

NOTE F  — JOINT VENTURE

The Company has a 50 percent ownership interest in a joint venture, NewCo Tire & Axle, L.L.C. (NewCo), a member managed limited liability company organized under the laws of the state of Arizona, which was formed to engage in the manufactured housing axle and tire recycling business in Arizona, New Mexico, Kansas and parts of southern California.  Under the joint venture agreement, the Company contributed cash and inventory amounting to $389,000 for its initial investment in 2003.  Further capital contributions to NewCo are limited to an additional $20,000 in aggregate unless both parties agree to the additional contributions and are willing to contribute 50 percent of the required capital.  The Company has a 40 percent interest in net profits or losses.   The investment in the joint venture is accounted for using the equity method of accounting, under which the Company’s initial investment is adjusted for its proportionate share of net profits and losses and distributed earnings, if any.  No distributions of profits were made to members in the first quarter of 2005.

The following information summarizes the income activity of the joint venture during the first quarter of 2005:

Revenues	$2,735
Cost of sales	2,147
Net income	87
Company’s interest	35
Equity in net assets	$711

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward-looking statements which are based on management’s current expectations.  These forward-looking statements are subject to certain risks and uncertainties. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” and other expressions that indicate future events and trends identify forward-looking statements.  Forward-looking statements include, without limitation, statements made regarding levels of sales, gross margin and selling, general and administrative expenses anticipated in the remainder of 2005.  The Company has identified risk factors which could cause actual results to differ substantially from the forward-looking statements.  These risk factors include, but are not limited to, general economic conditions, changes in interest rates, availability of financing for both manufactured home buyers and suppliers, real estate values, adverse weather conditions, the economic viability of our customers and vendors, and availability of qualified employees.  Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.  In addition, industry conditions that may have an adverse impact on future results include, but are not limited to,  changes in available supply of tires and axles, low barriers of entry, changes and/or enforcement in legislation or regulations, and competitive pressure on both the purchasing of used axles and tires from manufactured housing dealers and the selling of refurbished axles and tires to manufactured housing factories.  Any forward-looking statement speaks only as of the date on which such statement is made, and the company undertakes no obligation to update any forward-looking statement.

This discussion and analysis should be read in conjunction with the Financial Statements and accompanying notes and with the Company’s Annual Report on Form 10-K and 10-K/A for the year ended September 30, 2004.

Overview

T.J.T., Inc. has two business lines: repairing and reconditioning axles and tires for the manufactured housing industry, and distribution of after-market siding and accessory products to manufactured housing dealers and set-up contractors, as well as siding to site builders.

The Company has recycling and distribution locations in Emmett, Idaho; Woodland, California; Platteville, Colorado; and Chehalis, Washington.  The Company’s recycling and distribution plant in Centralia, Washington was relocated to Chehalis in December 2003.  The Company also manufactures hanger parts in Eugene, Oregon which are used by the manufactured housing producers to attach axles to homes.  The Company operates in Arizona, New Mexico, Kansas and southern California through NewCo Axle & Tire, L.L.C. (NewCo), a joint venture limited liability company organized under the laws of the state of Arizona.

Results of Operations

The following table sets forth the operating data of the Company as a percentage of net sales for the periods listed below:

	Three Months Ended
	Dec 31, 2004	Dec 31, 2003

Axle and tire reconditioning sales	72.6%	76.0%
Accessories and siding sales	27.4	24.0
Gross margin	20.3	24.3
Selling expense	14.9	15.5
Administrative expense	8.5	8.0
Interest income (expense)	0.3	0.3

Net Sales

Net sales increased approximately 20 percent during the first quarter of 2005 as compared to the same quarter in 2004.  The increase is primarily a result of increased sales volume of axles and related parts as well as higher prices for both axles and tires.  During that period, axle and tire sales rose approximately 15 percent and accessories and siding rose approximately 37 percent.  The Company expects axle and tire sales to continue to be firm in the second quarter of 2005.

In the Company’s market area, manufactured housing shipments increased approximately 14 percent from the first quarter in fiscal 2004 to the first quarter in 2005 according to statistics from the Institute for Building Technology and Safety, Inc., formerly known as National Conference of States on Building Codes and Standards.

Sales declined by approximately nine percent in the first quarter of fiscal 2005 compared to the final quarter of fiscal 2004 primarily as a result of seasonal factors in the normal ordinary course of  business.

Gross Margin

The Company’s gross margin decreased by four percent, from approximately 24.3 percent to approximately 20.3 percent,  in the first quarter of 2005 as compared to the same quarter in fiscal 2004.  Increases in sales of the accessories and siding segment were offset by significant decreases in gross margin of tire and axle sales caused by supply shortages. As a result, the Company encountered higher purchase costs during the 2005 quarter as well as increased gathering and/or freight-in costs associated with bringing used tires and axles in from farther distances.  The Company expects gross margin to increase as recent sales price increases of tires and axles overcome the significant increases in purchase costs.

Gross margin decreased by approximately five percent, in the first quarter of 2005 as compared to the final quarter of 2004.  Increased costs of tires and axles was the major contributor to lower gross margin.  Increased competition for used products resulted in high purchase costs in the Company’s market area and required the Company to purchase higher cost inventory from wholesale suppliers outside of the Company’s normal market areas.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses increased by approximately 20 percent in the first quarter of 2005 as compared to the same quarter of fiscal 2004.  The significant increase is primarily due to higher costs associated with the expansion of the dealer accessories product line, changes made to performance and incentive pay programs, and professional fees.  SG&A expenses are expected to be more consistent with historical levels in the second quarter of 2005.

SG&A expenses for the first quarter of 2005 were eight percent lower than the final quarter of 2004.  The final quarter of 2004 reflects increases associated with performance-based compensation expense.

Other Income

The Company is a 50 percent owner in a joint venture, NewCo Axle & Tire, L.L.C. (NewCo), and receives 40 percent of net income or losses.  NewCo engages in the axle and tire recycling business in Arizona, New Mexico, Kansas and parts of southern California.  The Company recognized net income of $35,000 during the first quarter of 2005 compared to a net loss of $1,000 for the same period in fiscal 2004.  The Company also received rental income from equipment leased to the joint venture of approximately $3,000 in the first quarter of 2005 compared to  $11,000 in the first quarter of 2004.

Net Income

The Company incurred a net loss of $67,000 for the first quarter of 2005 compared to net income of $55,000 during the same quarter in the prior year.   The net loss during the 2005 quarter was primarily a result of higher purchase costs of both new tires and used axles as a result of supply shortages, coupled with increased selling, general and administrative expenses.

Liquidity and Capital Resources

The net decrease in cash in the first quarter of 2005 was $347,000 compared to $302,000 in the  2004 period.  The higher cost of inventory combined with higher levels of inventory resulted in expenditures of  $162,000 for inventory purchases during the first quarter of 2005 compared to $45,000 in the same period a year ago.

Net cash used by investing activities was $27,000 during the first quarter of 2005 while investing activities during the same period of fiscal 2004 used cash of $128,000.  During the first quarter in 2004, the Company invested approximately $82,000 related to leasehold improvements made to move the Centralia, Washington facility to the new Chehalis, Washington site in December of 2003.   In addition, the Company invested approximately $50,000 during the first quarter of 2004 in a truck, trailers and equipment to assist with increasing sales volumes at the Colorado facility.

The Company expects that cash flow from operations combined with the Company’s existing line of credit will be a sufficient source of liquidity to fund operations.  The Company has a $350,000 revolving credit facility that matures on March 31, 2005 and is secured by receivables and inventory.  The interest rate on the credit line is the prime rate plus 1 percent.  At the end of the 2005 first quarter, the Company had not borrowed on the line and was in compliance with all covenants.

Critical Accounting Policies

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  In preparing the financial statements, management makes many estimates and assumptions that affect the amounts and disclosures reported in the financial statements and related accompanying notes.  Changes in most of the estimates and assumptions would not likely materially affect the Company’s financial position and results of operations.  However, calculations related to inventory, shipping expenses and deferred tax assets involve subjective judgments, estimates, and assumptions that could produce materially different results if different judgments, estimates, or assumptions were used.

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

Shipping Allocation

The Company allocates to cost of goods sold a portion of the costs associated with gathering and distributing products (shipping costs).  These expenses include labor for drivers, fuel, equipment operating leases as well as maintenance and depreciation, along with other expenses related to travel and per diem expenses.   These shipping costs are allocated based upon an estimate of the level of gathering and distribution utilized by department and segment of business for each facility operated by the Company.  The estimates associated with gathering and delivering tires and axles to manufactured housing factories are allocated to cost of goods sold for each location.  Although the estimates used to allocate shipping costs are subjective, they do not change the net income results.  However, the allocation to cost of goods sold could impact the gross margin analysis for both business segments from period to period if the estimated levels of shipping costs change significantly.

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

Item 4.  Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

Based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2004 are effective to ensure that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)           Changes in Internal Controls

During the quarter ended December 31, 2004, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Nothing to report

Item 2.  Unregistered Sales of Equity Securities and Use Proceeds

Nothing to report

Item 3.  Defaults Upon Senior Securities

Nothing to report

Item 4.  Submission of Matters to a Vote of Security Holders

Nothing to report

Item 5.  Other Information

Nothing to report

6.  Exhibits

(a)	Exhibit 31.1 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

T.J.T., INC.
Registrant

Date: February 14, 2005	By:	/s//Larry B. Prescott
Larry B. Prescott, Senior Vice President and Chief Financial Officer